Form 10QSB
period 1996-12-31
BIZCOM USA INC
filed 1997-02-26
CIK 1023997

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to _____________________

Commission file number 0-

                               BIZCOM U.S.A., INC.
                               -------------------
        (Exact name of small business issuer as specified in its charter)


                                     FLORIDA
                                     -------
         (State or other jurisdiction of incorporation or organization)


                                   65-0681772
                                   ----------
                       IRS Employer Identification Number


                914 MATANZAS AVENUE, CORAL GABLES, FLORIDA 33146
                ------------------------------------------------
                    (Address of principal executive offices)


                                 (305) 667-2538
                                 --------------
                           (Issuer's telephone number)


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer has required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 12,500 shares of common stock, par value $.0001 per share, as of January 31, 1997.

         Transitional Small Business Disclosure Format (check one):
Yes [ ] No [X]

                      BIZCOM U.S.A., INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1996
                                   (Unaudited)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------






                                     ASSETS
                                     ------

CURRENT ASSET - Cash and cash equivalents                 $   12,397

DEFERRED OFFERING COSTS                                       12,580

ORGANIZATION COSTS, net                                          409
                                                        -------------

          TOTAL                                           $   25,386
                                                        =============



                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
  Accounts payable                                        $    6,550
  Due to officer                                              11,551
                                                        -------------

          TOTAL CURRENT LIABILITIES                           18,101
                                                        -------------

STOCKHOLDERS' EQUITY:
   Preferred stock, $.0001 par value;
     20,000,000 shares authorized;
     900 shares of Series A issued and outstanding                 1
   Common stock, $.0001 par value;
    200,000,000 shares authorized;
    12,500 shares issued and outstanding                           1
   Additional paid-in capital                                 30,898
   Deficit                                                   (23,615)
                                                        -------------

          STOCKHOLDERS' EQUITY, NET                            7,285
                                                        -------------

          TOTAL                                           $   25,386
                                                        =============



            See notes to condensed consolidated financial statements.


                      BIZCOM U.S.A., INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND
            FOR THE PERIOD FROM JULY 1, 1996 (DATE OF INCORPORATION)
                            THROUGH DECEMBER 31, 1996
                                   (Unaudited)
----------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------






                                                                             FROM
                                                                          INCORPORA-
                                                         3 MONTHS            TION
                                                           ENDED            THROUGH
                                                         12/31/96          12/31/96
                                                       -------------     -------------

REVENUES                                                 $        -        $        -

GENERAL AND ADMINISTRATIVE EXPENSES                           8,080            23,615
                                                       -------------     -------------

          LOSS BEFORE INCOME TAX PROVISION                   (8,080)          (23,615)

PROVISION FOR INCOME TAXES                                        -                 -
                                                       -------------     -------------

          NET LOSS                                       $   (8,080)        $ (23,615)
                                                       =============     =============



PER SHARE AMOUNTS:
   Net loss per common share outstanding                 $   (0.646)       $   (1.889)
                                                       =============     =============

COMMON SHARES OUTSTANDING AT DECEMBER 31, 1996               12,500            12,500
                                                       =============     =============



            See notes to consensed consolidated financial statements.

                      BIZCOM U.S.A., INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
            FOR THE PERIOD FROM JULY 1, 1996 (DATE OF INCORPORATION)
                            THROUGH DECEMBER 31, 1996
                                   (UNAUDITED)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------






CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                     $ (23,615)
   Items not affecting cash flow from operations:
     Amortization                                                      46
     Current liabilities                                           18,101
                                                              -------------

          NET CASH USED IN OPERATING ACTIVITIES                    (5,468)
                                                              -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Deferred offering costs incurred                               (12,580)
   Organization costs incurred                                       (455)
                                                              -------------

           CASH USED IN INVESTING ACTIVITIES                      (13,035)
                                                              -------------

CASH FLOWS FROM FINANCING ACTIVITY -
   Sales of common and preferred stock                             30,900
                                                              -------------

          NET INCREASE IN CASH AND CASH EQUIVALENTS                12,397

CASH AND CASH EQUIVALENTS, Beginning of period                          -
                                                              -------------

CASH AND CASH EQUIVALENTS, End of period                        $  12,397
                                                              =============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest                                       $       -
                                                              =============
   Cash paid for income taxes                                   $       -
                                                              =============



            See notes to condensed consolidated financial statements.

                      BIZCOM U.S.A., INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE PERIOD ENDED DECEMBER 31, 1996
                                   (Unaudited)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------




NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

     BizCom U.S.A., Inc. was incorporated in the State of Florida effective as of July 1, 1996. Through its wholly-owned subsidiary corporations, BizCom U.S.A., Inc. is engaged in the business of owning, operating, and managing for itself and for others 220-222 MHz mobile radio systems (220 MHz systems) located in the United States. BizCom U.S.A., Inc. and its subsidiaries are collectively referred to as the "Company".

     The accompanying financial statements have been prepared in accordance with the instructions to Form 10-QSB of the Securities and Exchange Commission. In accordance with SEC rules applicable to interim financial statements, certain disclosures have been condensed or omitted. Therefore, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements should be read in conjunction with the audited financial statements and accompanying notes of the Company for the period from incorporation through October 31, 1996, which are included in its registration statement on Form SB-2, dated January 31, 1997.

     In the opinion of management of the Company, the accompanying condensed consolidated financial statements reflect all adjustments necessary (consisting solely of normal recurring adjustments) to present fairly the financial position of the company as of December 31, 1996 and the results of its operations, and its cash flows for the three month and initial periods then ended.

     The results of operations for the initial period ended December 31, 1996, are not necessarily indicative of the results to be expected for the entire year.




NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accounting policies followed by the company are set forth in Note 2 to the Company's October 31, 1996 financial statements included in its registration statement on Form SB-2, dated January 31, 1997.




NOTE 3 - INCOME TAXES

     The Company accounts for income taxes in accordance with the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax liabilities and assets at currently enacted tax rates for the expected future tax consequences of events that have been included in the financial statements or tax returns. A valuation allowance is recognized to reduce the net deferred tax asset to an amount that is more likely than not to be realized. The tax provision shown on the accompanying statement of operations is zero, as the deferred tax asset of $3,900 that is generated from the net operating loss is offset in its entirety by a valuation allowance.

                      BIZCOM U.S.A., INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE PERIOD ENDED DECEMBER 31, 1996
                                   (Unaudited)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------




NOTE 4 - DEFERRED OFFERING COSTS

     These costs, which are being incurred in anticipation of selling common shares of the Company pursuant to its registration statement on Form SB-2 , are being deferred until the offering is complete, at which time such costs will be offset against the proceeds of the offering.




NOTE 5 - LOSS PER COMMON SHARE

     Net loss per common share outstanding, as shown on the statement of operations, is based on the number of common shares outstanding at December 31, 1996. Weighted average shares outstanding was not computed as it would not be meaningful in the circumstances, as all shares issued during the period from incorporation through December 31, 1996 were issued to one individual. Therefore, the total shares outstanding at the end of the period was deemed to be the most relevant number of shares to use for purposes of this disclosure.




NOTE 6 - PENDING ASSET ACQUISITIONS

     In September 1996, the Company entered into agreements to purchase the licenses and assets of nine 220 MHz Systems located in the southern United States in exchange for an aggregate of 656,248 restricted shares of Common Stock of the Company. The owners of these nine systems are unrelated to the Company and its officers and directors.

     The nine purchase agreements were separately negotiated. Management believes that the nine systems have an aggregate fair market value of approximately $1,575,000. For accounting purposes, these asset acquisitions will be recorded using the fair value of the common stock issued by the Company at the date consummated. As of February 21, 1997, none of the acquisitions have closed.

     Consummation of the purchase of these 220 MHz Systems is subject to, among other things, final approval of the license transfers by the Federal Communications Commission. As of February 21, 1997, FCC approval has been received for all of the licenses.

     The issuance of shares of common stock in connection with the nine asset acquisitions will result in a change in control of the Company. On a pro-forma basis, if the nine asset acquisitions had been consummated as of December 31, 1996, then, as of that date, six persons would have each owned more than 5% of the Company's outstanding voting stock, with the largest single person owning 22% of the Company's outstanding voting stock. However, until the Company's next meeting of shareholders, the current directors and management are in a position to effectively control the affairs of the Company. Management believes that any new shareholders will allow management to further the Company's operating plan. Management is not aware of any voting arrangements or understandings among any of the Company's potential shareholders.

                      BIZCOM U.S.A., INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE PERIOD ENDED DECEMBER 31, 1996
                                   (Unaudited)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------




NOTE 7 - SUBSEQUENT EVENT

     On January 31, 1997, the Company had its registration statement on Form SB-2 with the Securities and Exchange Commission declared effective, making 1,000,000 shares of the Company's common stock available for sale to the general public. The Company is proceeding to sell 1,000,000 shares of its Common Stock for $3 per share.

ITEM 2.  PLAN OF OPERATION.

OVERVIEW

         The Company is a recently formed Florida holding corporation currently engaged on a limited basis through its wholly-owned subsidiaries (collectively, the "Company"), in the development, operation and management of 220 MHz analog Specialized Mobile Radio ("SMR") wireless communications services. The Company's current primary objective is to commence direct sales marketing efforts to attract subscribers to its current SMR systems. The Company's operations plan also provides for it to expand its existing coverage area by purchasing select assets, including additional SMR licenses and equipment and to manage SMR systems for itself and others.

         The Company's Registration Statement on Form SB-2, Commission File No. 333-5660-A, covering the offering of up to 1,000,000 shares of the Company's common stock, par value $.0001 per share (the "Common Stock"), at a price of $3.00 per share, was declared effective by the Securities and Exchange Commission on January 31, 1997. This Quarterly Report on Form 10-QSB should be read in conjunction with the prospectus dated January 31, 1997 comprising a portion of the Registration Statement.

PLAN OF OPERATION

         The Company's objectives over the next twelve months are to market to and obtain subscribers to utilize the communications services offered and intended to be offered on its SMR systems, thereby realizing fee based subscriber revenues, and to extend its service or coverage area, thereby increasing its subscriber base by purchasing select assets from other SMR system owners, including SMR licenses and related equipment. Through the management of existing operating systems and the acquisition of select assets to expand its service or coverage area, management believes that the Company will increase its subscriber base and corresponding revenues within each market. The plan is to select markets with adequate available channel density and population base to prove its operating capability and to generate sufficient revenues to ultimately realize positive cash flow and profitability. No assurances can be given, however, that the Company will realize its objectives, that its business will ever be successful or that the Company will ever be or remain profitable.

         To date, the Company's activities have been limited to securing minimal capital for operations, entering into management agreements with nine systems currently under management, entering into agreements to acquire select assets (subject to FCC approval), which assets comprise those SMR systems currently under management, and conducting discussions with certain persons for senior Company management and key and other employee positions having substantial marketing, sales, and related industry experience. As of the date hereof, the Company has received approval from the FCC to acquire nine systems, but the Company has not closed any of such acquisitions.

         The Company offers two-way dispatch wireless communications services as well as mobile telephone services whereby individual users may, through interconnection with the PSTN, access the public telephone landlines in order to make or receive telephone calls from any location within the Company's service network, to or from any telephone number that is accessible through the local and long distance wireline system. As subscriber demand may require, the Company may also later offer such services as voice mail, call forwarding, follow me roaming and data transmission. The Company uses and plans to use leased facilities on existing towers wherever possible to avoid the cost of tower and shelter construction.

         Over the next twelve months, the marketing objective is to activate subscribers on the Company's current systems in addition to any systems the Company may operate in connection with its purchase of select assets, including SMR licenses and related equipment. While management believes, based upon informal discussions with industry trade association personnel, that there may be many owner/operators of SMR systems with minimal or no subscriber base who do not desire to further proceed with the substantial effort, time and expense required to load and otherwise operate their SMR systems and may be desirous of selling certain assets comprising their systems for cash and/or securities, no assurances are given that the Company is correct in its belief. Further, to the extent the Company may be successful in purchasing any such select assets, no assurances are given that the Company will be successful in integrating such assets with its current systems. The Company will generally be limited to effecting asset purchases, if at all, involving SMR equipment compatible with the Company's systems and equipment.

         The Company's anticipated recurring revenues will consist primarily of subscriber network usage revenues, which consist of monthly access fees per unit, incremental charges based on minutes of use, sales and leasing of communication equipment, and management fees. From time to time, changes in the Company's plans may dictate that certain assets, originally intended to be included in an operating system, will be sold, traded or used in joint venture or in partnership with existing service providers in a particular market to provide either additional cash flow for growth or to begin or strengthen specific strategic alliances.

         The Company has elected to focus its marketing efforts primarily upon establishing a direct sales, marketing and service staff, and to a lesser extent establishing dealer networks and retaining independent agents. Initially, to conserve cash for operations, the Company has entered into a commission based sales and marketing agreement with an unaffiliated corporation whose principal officer and shareholder has had substantial prior cellular telephone as well as 220 MHz SMR radio sales and marketing experience. While no assurances are given, the Company believes that such entity may contribute to the Company's marketing efforts. The Company intends to establish one or more direct sales offices on a regional basis to coordinate sales and marketing efforts within several markets within a particular region. To further develop the Company's distribution network, dealer networks as well as independent agent relationships will be established in certain markets. The Company believes that it will not necessarily have to significantly increase the number of employees as it expands its business, in view of the Company's knowledge of certain competitors within the 220 MHz analog SMR industry who have substantially more subscribers than the Company currently has and appear to be able to manage such subscriber base as well as engage in continued growth with a fairly small number of employees.

LIQUIDITY AND CAPITAL RESOURCES

         Management is of the view that in the event of the Company's receipt of between approximately $750,000-$3,000,000 gross proceeds in connection with its offering of 1,000,000 shares of Common Stock, of which no assurances are given, that such funds, together with any funds from operations, will provide sufficient capital to meet the Company's cash and operational requirements for approximately twelve months from the Company's receipt thereof. Should the Company determine to accelerate its marketing and operational plans, or conversely, should the Company receive substantially less than approximately $750,000, such time frame will be diminished and the Company will require substantial additional capital, the availability of which no assurances are given. In the event of the Company's receipt of substantially less than approximately $750,000, the Company, nevertheless, intends to proceed with its marketing and operational plans, albeit in a curtailed manner as further described below.

         In the event of the Company's receipt of less than approximately $750,000 gross proceeds, management of the Company has agreed in principle to accrue their respective annual salaries until such time as the Company may be in a financial position to commence payment of such salaries while also maintaining a sales and marketing force of at least one full time sales manager and two telemarketing personnel. Further, in such event, no expenses of the offering, totaling approximately $8,000, will be reimbursed. Management of the Company may, in such event, itself effect loans and/or one or more additional equity investments of the Company and may also seek such financing from the Company's shareholders as well as third parties. There are, however, no agreements, arrangements or understandings in this regard at this time.

         If required as determined by management, additional steps would also be undertaken in the following order: (i) reduce level of planned staffing; (ii) continue to outsource sales and telemarketing efforts on a commission-only basis; (iii) emphasize efforts to manage other systems on a "best efforts" subscriber loading monthly cash basis; and (iv) sell select assets, as may be required, from time to time, for cash proceeds.

         In the event the Company receives no or nominal proceeds in the offering, such level of proceeds will significantly restrict the Company's operations and will have a substantial adverse effect on the Company and investors. The failure of the Company to obtain financing as needed would have a material adverse effect upon the Company and its business. No assurances are given that the Company will be able to obtain additional capital, if so required in any such events, or otherwise obtain additional capital on terms acceptable to the Company.

PART II--OTHER INFORMATION


ITEM 5.  OTHER INFORMATION.

         The Company's Registration Statement on Form SB-2, Commission File No. 333-5660-A, covering the offering of up to 1,000,000 shares of the Company's common stock, par value $.0001 per share (the "Common Stock"), at a price of $3.00 per share, was declared effective by the Securities and Exchange Commission on January 31, 1997.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) No exhibits are required to be filed with this Quarterly Report on Form 10-QSB.

         (b) No Current Reports on Form 8-K were filed by the Registrant during the three month period ended December 31, 1996.



                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             BIZCOM U.S.A., INC.




Date:  February 26, 1997                   By   /s/ GARY D. LIPSON
                                                -------------------------------
                                                  Gary D. Lipson,
                                                  Chairman of the Board and
                                                  Chief Executive Officer