Form 10QSB
period 1997-03-31
BIZCOM USA INC
filed 1997-05-12
CIK 1023997

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _________________

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

Yes X  No ___

         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 12,500 shares of common stock, par value $.0001 per share, as of April 30, 1997.

         Transitional Small Business Disclosure Format (check one):
Yes ___ No   X

                      BIZCOM U.S.A., INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1997
                                  (UNAUDITED)


                                     ASSETS

CURRENT ASSET - Cash and cash equivalents                          $  11,444

DEFERRED OFFERING COSTS                                               13,685

ORGANIZATION COSTS, net                                                  395
                                                                   ---------

     TOTAL                                                         $  25,524
                                                                   =========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable                                                 $   9,804
  Due to officer                                                      18,008
                                                                   ---------

     TOTAL CURRENT LIABILITIES                                        27,812
                                                                   ---------

STOCKHOLDERS' DEFICIT:
  Preferred stock, $.0001 par value;
   20,000,000 shares authorized;
   900 shares of Series A issued and outstanding                           1
  Common stock, $.0001 par value;
   200,000,000 shares authorized;
   12,500 shares issued and outstanding                                    1
  Additional paid-in capital                                          30,898
  Deficit                                                            (33,188)
                                                                   ---------

     STOCKHOLDERS' DEFICIT, NET                                       (2,288)
                                                                   ---------

     TOTAL                                                         $  25,524
                                                                   =========


           See notes to condensed condolidated financial statements.

                      BIZCOM U.S.A., INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                 FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND
            FOR THE PERIOD FROM JULY 1, 1996 (DATE OF INCORPORATION)
                             THROUGH MARCH 31, 1997
                                  (UNAUDITED)


                                                                     From
                                                                   Incorpora-
                                                       3 Months      tion
                                                        Ended       Through
                                                       3/31/97      3/31/97
                                                       --------    ----------

REVENUES                                               $      -    $       -

GENERAL AND ADMINISTRATIVE EXPENSES                       9,573       33,188
                                                       --------    ---------

     LOSS BEFORE INCOME TAX PROVISION                    (9,573)     (33,188)

PROVISION FOR INCOME TAXES                                    -            -
                                                       --------    ---------
     NET LOSS                                          $ (9,573)   $ (33,188)
                                                       ========    =========

PER SHARE AMOUNTS:
  Net loss per common share outstanding                $ (0.766)   $  (2.655)
                                                       ========    =========

COMMON SHARES OUTSTANDING AT MARCH 31, 1997              12,500       12,500
                                                       ========    =========

           See notes to condensed condolidated financial statements.

                      BIZCOM U.S.A., INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
            FOR THE PERIOD FROM JULY 1, 1996 (DATE OF INCORPORATION)
                             THROUGH MARCH 31, 1997
                                  (UNAUDITED)


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                           $  (33,188)
  Items not affecting cash flow from operations:
   Amortization                                                              60
   Current liabilities                                                   27,812
                                                                     ----------

     NET CASH USED IN OPERATING ACTIVITIES                               (5,316)
                                                                     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Deferred offering costs incurred                                      (13,685)
  Organization costs incurred                                              (455)
                                                                     ----------

     CASH USED IN INVESTING ACTIVITIES                                  (14,140)
                                                                     ----------

CASH FLOWS FROM FINANCING ACTIVITY -
  Sales of common and preferred stock                                    30,900
                                                                     ----------

     NET INCREASE IN CASH AND CASH EQUIVALENTS                           11,444

CASH AND CASH EQUIVALENTS, Beginning of period                                -
                                                                     ----------
CASH AND CASH EQUIVALENTS, End of period                             $   11,444
                                                                     ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                             $        -
                                                                     ==========
  Cash paid for income taxes                                         $        -
                                                                     ==========

           See notes to condensed condolidated financial statements.

                      BIZCOM U.S.A., INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE PERIOD ENDED MARCH 31, 1997
                                   (UNAUDITED)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

               BizCom U.S.A., Inc. was incorporated in the State of Florida effective as of July 1, 1996. Through its wholly-owned subsidiary corporations, BizCom U.S.A., Inc. is engaged in the business of owning, operating, and managing for itself and for others 220-222 MHz mobile radio systems (220 MHz systems) located in the United States. BizCom U.S.A., Inc. and its subsidiaries are collectively referred to as the "Company".
               The accompanying financial statements have been prepared in accordance with the instructions to Form 10-QSB of the Securities and Exchange Commission. In accordance with SEC rules applicable to interim financial statements, certain disclosures have been condensed or omitted. Therefore, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements should be read in conjunction with the audited financial statements and accompanying notes of the Company for the period from incorporation through October 31, 1996, which are included in its registration statement on Form SB-2, dated January 31, 1997.
               In the opinion of management of the Company, the accompanying condensed consolidated financial statements reflect all adjustments necessary (consisting solely of normal recurring adjustments) to present fairly the financial position of the company as of March 31, 1997 and the results of its operations, and its cash flows for the three month and initial periods then ended.
               The results of operations for the initial period ended March 31, 1997 are not necessarily indicative of the results to be expected for the entire year.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

               The accounting policies followed by the company are set forth in
      Note 2 to the Company's October 31, 1996 financial statements included in its registration statement on Form SB-2, dated January 31, 1997.

NOTE 3 - INCOME TAXES

               The Company accounts for income taxes in accordance with the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax liabilities and assets at currently enacted tax rates for the expected future tax consequences of events that have been included in the financial statements or tax returns. A valuation allowance is recognized to reduce the net deferred tax asset to an amount that is more likely than not to be realized. The tax provision shown on the accompanying statement of operations is zero, as the deferred tax asset of $6,500 that is generated from the net operating loss is offset in its entirety by a valuation allowance.

                      BIZCOM U.S.A., INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE PERIOD ENDED MARCH 31, 1997
                                   (UNAUDITED)


NOTE 4 - DEFERRED OFFERING COSTS

               These costs, which are being incurred in anticipation of selling common shares of the Company pursuant to its registration statement on Form SB-2 , are being deferred until the offering is complete, at which time such costs will be offset against the proceeds of the offering. On January 31, 1997, the Company had its registration statement on Form SB-2 with the Securities and Exchange Commission declared effective, making 1,000,000 shares of the Company's common stock available for sale to the general public. The Company is proceeding to sell 1,000,000 shares of its Common Stock for $3 per share. As of March 31, 1997, the common shares being sold in the offering are still in the process of being placed.

NOTE 5 - LOSS PER COMMON SHARE

               Net loss per common share outstanding, as shown on the statement of operations, is based on the number of common shares outstanding at March 31, 1997. Weighted average shares outstanding was not computed as it would not be meaningful in the circumstances, as all shares issued during the period from incorporation through March 31, 1997 were issued to one individual. Therefore, the total shares outstanding at the end of the period was deemed to be the most relevant number of shares to use for purposes of this disclosure.

NOTE 6 - PENDING ASSET ACQUISITIONS

               In September 1996, the Company entered into agreements to purchase the licenses and assets of nine 220 MHz Systems located in the southern United States in exchange for an aggregate of 656,248 restricted shares of Common Stock of the Company. The owners of these nine systems are unrelated to the Company and its officers and directors.
               The nine purchase agreements were separately negotiated. Management believes that the nine systems have an aggregate fair market value of approximately $1,575,000. For accounting purposes, these asset acquisitions will be recorded using the fair value of the common stock issued by the Company at the date consummated. Federal Communications Commission approval has been received for the transfer of all of the licenses. As of April 8, 1997, none of the acquisitions have closed.
               The issuance of shares of common stock in connection with the nine asset acquisitions will result in a change in control of the Company. On a pro-forma basis, if the nine asset acquisitions had been consummated as of March 31, 1997, then, as of that date, six persons would have each owned more than 5% of the Company's outstanding voting stock, with the largest single person owning 22% of the Company's outstanding voting stock. However, until the Company's next meeting of shareholders, the current directors and management are in a position to effectively control the affairs of the Company. Management believes that any new shareholders will allow management to further the Company's operating plan. Management is not aware of any voting arrangements or understandings among any of the Company's potential shareholders.

ITEM 2.  PLAN OF OPERATION.

OVERVIEW

         BizCom U.S.A., Inc. is a recently formed Florida holding corporation currently engaged on a limited basis through its wholly-owned subsidiaries (collectively, the "Company"), in the development, operation and management of 220 MHz analog Specialized Mobile Radio ("SMR") wireless communications services. The Company's current primary operations objective is to commence direct sales marketing efforts to attract subscribers to its current SMR systems. The Company's operations plan also provides for it to expand its existing coverage area by purchasing select assets, including additional SMR licenses and equipment and to manage SMR systems for itself and others.

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

PLAN OF OPERATION

         The Company's capital raising objective is to effectuate the sale of shares of Common Stock recently registered with the Securities and Exchange Commission on Form SB-2. The funds which may be raised thereby will allow the Company to execute its operations plan to achieve its operations objectives. (See "Liquidity and Capital Resources," below.)

         The Company's operations objectives over the next twelve months are to market to and obtain subscribers to utilize the communications services offered and intended to be offered on its SMR systems, thereby realizing fee based subscriber revenues, and to extend its service or coverage area, thereby increasing its subscriber base by purchasing select assets from other SMR system owners, including SMR licenses and related equipment. Through the management of existing operating systems and the acquisition of select assets to expand its service or coverage area, management believes that the Company will increase its subscriber base and corresponding revenues within each market. The plan is to select markets with adequate available channel density and population base to prove its operating capability and to generate sufficient revenues to ultimately realize positive cash flow and profitability. No assurances can be given, however, that the Company will realize its objectives, that its business will ever be successful or that the Company will ever be or remain profitable.

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

PART II--OTHER INFORMATION

ITEM 5.  OTHER INFORMATION.

         The Company's Registration Statement on Form SB-2, Commission File No. 333-5660-A, covering the offering of up to 1,000,000 shares of the Company's common stock, par value $.0001 per share, at a price of $3.00 per share, was declared effective by the Securities and Exchange Commission on January 31, 1997. On April 30, 1997, the Company announced that its offering of shares of common stock had been extended to May 30, 1997.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) No exhibits are required to be filed with this Quarterly Report on Form 10-QSB.

         (b) No Current Reports on Form 8-K were filed by the Registrant during the three month period ended March 31, 1997.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   BIZCOM U.S.A., INC.

Date:  May 12, 1997                By  /S/GARY D. LIPSON
                                       -------------------
                                          Gary D. Lipson, Chairman of the Board
                                          and Chief Executive Officer