Form 10KSB
period 2002-06-30
BIZCOM USA INC
filed 2002-10-15
CIK 1023997

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB

(MARK ONE)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM TO

                        COMMISSION FILE NUMBER 000-49812

                               BIZCOM U.S.A., INC.
             (Exact Name of Registrant as Specified in Its Charter)


             FLORIDA                                      65-0681772
(State or Other Jurisdiction of                          (I.R.S. Employer
Incorporation or Organization)                           Identification No.)

      5440 NW 33rd AVENUE, SUITE 106, FLORIDA              33309-6338
     (Address of Principal Executive Offices)              (Zip Code)

                                (954) 714 - 0028
                         (Registrant's Telephone Number)

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.0001 par value per share

Check whether the Registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Registrant had $276,655 in gross revenues for the fiscal year ended June 30, 2002.

The aggregate market value of the Registrant's voting stock that was held by non-affiliates of the Registrant on September 20, 2002 was approximately $15,781,875 based upon recent private placement sales of the Company's voting common stock. The Company's common stock is not currently listed on any securities exchange.

As of September 20, 2002, there were 6,312,750 shares of the Registrant's common stock outstanding.

Documents Incorporated by Reference:  None

Transitional Small Business Disclosure Format (check one)
Yes [ ]     No [X]

                                            TABLE OF CONTENTS


                                                  PART I

Item 1. Description of Business..........................................................................1

Item 2. Description of Property ........................................................................24

Item 3. Legal Proceedings...............................................................................25

Item 4. Submission of Matters to a Vote of Security Holders.............................................25

                                                 PART II

Item 5. Market for Common Equity and Related Stockholder Matters........................................25

Item 6. Management's Discussion and Analysis or Plan of Operation.......................................32

Item 7. Financial Statements............................................................................37

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......................................................................37

                                                 PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons;
Compliance with Section 16(a) of the Exchange Act.......................................................37

Item 10. Executive Compensation.........................................................................42

Item 11. Security Ownership of Certain Beneficial Owners and
              Management and Related Stockholder Matters................................................43

Item 12. Certain Relationships and Related Transactions.................................................44

Item 13. Exhibits and Reports on Form 8-K...............................................................45

Item 14.  Controls and Procedures.......................................................................47

SIGNATURES..............................................................................................48

CERTIFICATIONS .........................................................................................49

Financial Statements...................................................................................F-1

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS
         -----------------------

         BUSINESS DEVELOPMENT

         Our company, BizCom U.S.A., Inc., is a Florida corporation located in the Fort Lauderdale, Florida area. We currently offer and sell 220 MHz Specialized Mobile Radio ("SMR") products and license emergency management software programs to various end users.

         We plan to continue such product offering and to also engage through one or more subsidiaries (collectively, the "Company") in the development, operation and management of 220 MHz SMR wireless voice and data communications services in both the commercial and public safety/emergency disaster relief sectors.

         We plan to offer such products and services both independent of each other as well as together. This will depend upon whether a prospective end user of such products owns or otherwise has access to its own 220 MHz SMR license, transmission equipment and facilities and desires to purchase radio equipment to transmit on such facilities, or desires to acquire radio equipment and the ability to access transmission equipment and facilities upon which such radio equipment may be utilized.

         In February 2002, we entered into an exclusive patent and related technology license agreement with Datamarine International, Inc. ("Datamarine"). Prior to such agreement, Datamarine was the sole U.S. manufacturer of 220 MHz SMR land mobile radio products radios currently in use. Pursuant to such agreement, we have been granted the exclusive license and right to make, or have third parties make, use and sell in the U.S. and worldwide all 220 MHz land mobile radio products previously manufactured by Datamarine. See "Business of the Issuer - Recent Developments."

         More recently, we have also entered into:

         - a long term emergency management software license agreement with a previously related company recognized for its expertise in the public safety/emergency disaster relief sectors; and

          - a radio service subscriber agreement with a management company on behalf of 220 MHz SMR mobile communications facilities located in thirty seven of the top fifty Metropolitan Statistical Areas ("MSAs") markets in the United States. Pursuant to such agreement, the Company is to receive, on a non-exclusive basis, use and access to such systems for public safety/emergency disaster relief usage. See "Business of the Issuer - Material Agreements."

         BUSINESS OF THE ISSUER

         General
         -------

         Due to advances in 220 MHz SMR technology and equipment, including the availability of various voice and data features together with the lower costs generally associated with 220 MHz usage in comparison to cellular telephone and other wireless communication services, we believe a broad spectrum of potential commercial and public safety/emergency disaster relief end-users may find the Company's products and services advantageous and desirable, and result in fee-based subscribership.

         In view of the current U.S. and worldwide political situation, and the concern and need for reliable, low cost emergency management services by various local, state and federal authorities, we believe that the 220 MHz SMR spectrum can offer a timely, reliable, low cost solution to such concern and need.

         We currently offer and sell 220 MHz Specialized Mobile Radio ("SMR") radio products and license emergency management software programs to various end users, and plan to continue such product offering. We also plan to engage through one or more subsidiaries (collectively, the "Company") in the development, operation and management of 220 MHz analog Specialized Mobile Radio ("SMR") wireless voice and data communications services in both the commercial and public safety/emergency disaster relief sectors.

         We plan to utilize Company securities and to a substantially lesser extent, cash, if available, to initially acquire select assets, including 220 MHz SMR licenses and related equipment so as to initially aggregate up to approximately one hundred (100) 220 MHz analog SMR systems which will be located and concentrated in one or more geographical regions. We plan to engage in marketing efforts to attract commercial, governmental and quasi-governmental voice and/or data subscribers to such 220 MHz SMR systems and to expand our then existing coverage area by purchasing additional like assets as working capital from operations and/or from additional capital raising efforts may permit.

         We have received approximately $4,042,500 in private equity financing through June 30, 2002 from certain accredited investors (as such term is defined in Regulation D under the Securities Act of 1933, as amended) and an additional $1,072,500 through September 20, 2002. Such proceeds are being utilized, among other things, for working capital and general corporate purposes in furtherance of our business plan. We are presently seeking additional equity financing on a private placement basis for up to an additional $6,427,500 from accredited investors.

         We currently believe that if we receive all or substantially all of such additional proceeds sought over approximately the next four (4) months, that such proceeds, together with funds on hand and funds anticipated from operations, will provide sufficient capital to meet our cash and operational requirements for up to approximately fifteen (15) months from our receipt of such proceeds. With such proceeds and funds, we will be able to commence acquisition of such assets during such time period, commence sales and marketing efforts to obtain subscribers for the 220 MHz SMR systems comprised of such assets, and expand our current product sales efforts. Substantial additional funding will be required for the Company to fully execute upon its business plan.

         To the extent we may receive approximately the median amount of such proceeds over such time period, we currently believe that such proceeds and funds will provide sufficient capital to meet our cash and operational requirements and conduct the same degree of planned activity discussed above for up to approximately six (6) months from our receipt of such proceeds.

         Our receipt of little or no additional proceeds from such offering or inability to otherwise obtain financing would have a material adverse effect on the Company and its business. In such event, we would not be able to acquire significant, if any, assets to comprise 220 MHz SMR systems. We currently believe that our present cash position together with funds anticipated from current operations will only sustain our operations for up to approximately four
(4) months.

         We do not have any current agreements, arrangements, or understandings for any other sources of financing. No assurances are given that we will be successful in any of such efforts. There are no current formal agreements, arrangements or understandings between the Company and any third parties concerning the acquisition of any 220 MHz SMR system assets.

         The Company was formed in August 1996 and commenced limited operations shortly thereafter which entailed managing certain 220 MHz SMR systems which it planned to acquire. However, due to working capital constraints, the Company was unable to acquire such systems and ultimately ceased its management responsibilities of such systems.

         Prior management continued from time to time through the end of July 2001 to seek and discuss potential business opportunities within the 220 MHz SMR industry. Such activities and discussions focused upon prospective funding sources, possible acquisitions of certain 220 MHz SMR systems' assets, and possible reciprocal roaming agreements between systems in the event the Company were to acquire 220 MHz SMR systems' assets. Funding sources did not materialize and as a result, no acquisitions occurred and the Company did not enter into any roaming agreements. During such time period, prior management continued to personally fund minimal corporate expenses to sustain the Company and its subsidiaries as corporate entities.

         The pursuit of such business opportunities ultimately resulted in prior management's resignation at the end of July 2001 and the assumption of the Company's management at that time by our current Chief Executive Officer. Our prior private equity financing discussed above which was undertaken in October 2001 and business development efforts were commenced shortly thereafter resulting in the recent developments discussed below.

         Material Agreements
         -------------------

         Exclusive Patent and Related Technology License Agreement With
         --------------------------------------------------------------
Datamarine
----------

         On February 1, 2002, we entered into an exclusive patent and related technology license agreement with Datamarine. Pursuant to such agreement, we have been granted the exclusive license and right to make or have third parties make, use and sell in the U.S. and worldwide all 220 MHz land mobile radio products previously manufactured by Datamarine.

         Such agreement further provides for:

          - a term equal to the remaining approximate seven year life of the two land mobile radio related patents that are the subject of such agreement; and

          - the following payment terms by the Company to Datamarine:

          - $50,000 paid upon execution of the agreement (in addition to $50,000 previously paid by the Company upon the signing of a prior letter of intent concerning such agreement);

          - $55,000 paid prior to an amendment to the agreement, described below; and

          - pursuant to the terms of an amendment to the agreement, payment of an additional $414,000 over an approximate six month period commencing March 14, 2002 of which approximately $285,000 was paid through June 30, 2002 and the balance of approximately $129,000 was paid through September 20, 2002.

         Provided Datamarine delivers certain radios to the Company at a purchase price of $250 per radio less the cost of components to be paid by the Company necessary for the completion of such radios, the Company will issue common stock purchase warrants to Datamarine within 12 months following the delivery of such radios. Such warrants, exercisable for a period of 3 years from the date of issuance, will permit Datamarine to purchase 300,000 shares of the Company's restricted common stock at an exercise price of $1.50 per share, subject to customary adjustments.

         Pursuant to such license agreement, we subsequently entered into a relationship on a purchase order basis with an offshore manufacturer to manufacture for us land mobile radio products having the same specifications as Datamarine's land mobile radio products.

         Datamarine has itself previously utilized such off-shore manufacturer on a sub-contract basis to manufacture land mobile radio products for Datamarine.

         We recently purchased approximately 1,100 radios from such offshore manufacturer at a lesser cost per radio than generally previously offered by Datamarine, and pre-sold such radios to several customers. These customers include the State of Delaware/Department of Transportation (for data use) and the City of Long Beach, California/Public Safety (for voice and data use) on their own respective 220 MHz SMR systems.

         License Agreement With Public Safety Group, LLC ("PSG")
         -------------------------------------------------------

         In April 2002, we entered into a ten (10) year emergency management software license agreement with PSG, a Missouri limited liability company. PSG's managing member at that time was Edward W. Lent, III, who was also then and until recently, a Company director and Executive Vice President/Public Safety.

         Pursuant to such agreement, except for certain prior existing end-users, we have licensing rights to market and sell the various emergency management software programs that are the subject of such agreement, including the EM/2000; MaxResponder, for which we have an exclusive license as a distributor for such product; ILP + Health and Safety; SARA Title III Reporting; and EM/2000 Backup Services Software. Each of such software programs relates to a specific emergency management situation.

         EM/2000 is a currently operational software program which provides command and control capabilities for emergency and disaster relief situations which require a multiple departmental and/or governmental response.

         MaxResponder is a currently operational geographically based software system that provides fire and police response and analysis information applicable to hazardous material and terrorist incidents.

         ILP + Health and Safety is also a currently operational software program which tracks occupational accident information.

         The other two software programs are not yet operational and require the acquisition of servers in order to become operational.

          Such agreement acknowledges a pre-payment by the Company to PSG of $439,000 for such software license and provides for a ten percent (10%) royalty payment for each software program sold by the Company on a going-forward basis. The agreement is subject to automatic one year renewals for no additional payments other than the continued payment of the royalty fee described above, provided neither party is in default.

         While no fairness opinion was obtained and while not negotiated in an arms length transaction, we believe such transaction to be reasonable in view of the represented prior research and development costs associated with such software and potential revenues from product sales.

         Since entering into such agreement, we have sub-licensed the EM/2000 software to the U.S. Army at its Fort Rucker, Alabama base, for initial testing and evaluation by the U.S. Army as a prospective management tool for logistics control. Such sub-license agreement provided for a $1,000 payment for a stand alone user license and for a perpetual term. Additional recent sales of the EM/2000 software and/or related upgrades, enhancements and/or training and/or consulting services related thereto have also been made to the City of Sanford, Florida; County of Volusia, Florida Emergency Management Services; North Carolina Department of Health and Human Services; State of Hawaii/ Civil Defense Division of the Department of Defense; Talladega, Alabama EMA; and the Fort Lauderdale, Florida Police Department. See also "Recent Developments" below.

          The current pricing schedule for the EM/2000 varies, depending upon whether a customer purchases a stand alone user license ($1,000) and/or related licenses (LAN Server License Package, including one year telephone support and all updates issued during support/maintenance period - $7,500; Internet Browser Access License -$350; Mapping Interface - $500), installation and training which is billed hourly at certain minimum hourly prescribed rates, and ongoing support and maintenance on a yearly basis at a fixed, different annual rate for each subject license, including all updates issued during the support/maintenance period. Sales of such software generally provide for a perpetual term. Training on such products is currently conducted by Company personnel and invoiced by the Company.

         Certain recent sales of the MaxResponder software and/or related upgrades, enhancements and/or consulting services related thereto include Los Alamos National Laboratory, located in Los Alamos, New Mexico; the Roseville, California Fire Department; Camp Lejeune located in Jacksonville, North Carolina and the Library of Congress. Also see "Recent Developments" below.

         MaxResponder software fees and training fees vary, depending upon whether a mobile module or administrative module is being sold, and the amount of training involved. Mobile modules generally sell for approximately $1,000 per unit, while administrative modules generally sell for approximately $8,000 per unit. Sales of such units generally provide for a perpetual term. Training on such products is currently conducted by Company personnel and invoiced by the Company.

         Radio Subscriber Service Agreement
         ----------------------------------

         In April 2002, we entered into a five (5) year agreement (subject to automatic one year renewals on the same terms and conditions provided neither party is in default thereunder) with a company which manages approximately two hundred (200) combined 220 MHz SMR licenses and systems with coverage in thirty seven (37) of the top fifty (50) Metropolitan Service Area ("MSAs") markets in the United States.

         Pursuant to such agreement, the Company is to receive, on a non-exclusive basis, use and access to such systems currently and as may later be managed by such company for public safety/emergency disaster relief usage. Such agreement provides for payments to such entity for and on behalf of the 220 MHz SMR systems it manages of up to $1,000,000, all of which was prepaid by the Company through the end of June 2002.

         We have recently retained a sales and marketing representative on an independent contractor basis who has commenced sales and marketing efforts to attract subscribers to certain of the systems to which we have acquired access.

         Recent Developments
         -------------------

         During the week of September 6 through September 12, 2002, the Company, through certain of its personnel, assisted the Port Authority of New York and New Jersey ("Port Authority") in installing and providing training on thirty five (35) EM/2000 software applications and ten (10) MaxResponder software applications. Such installation and training is part of a planned larger Port Authority emergency management project for which the Port Authority has expressed interest in acquiring additional software applications from the Company over approximately the next twelve (12) months. Such software applications were utilized by the Port Authority in their emergency operations center to monitor the recent trip of U.S. Congressional members through the Port Authority's jurisdiction in New York and New Jersey, such Congressional members' official activities in New York on September 6, 2002 relating to the commemoration of September 11, 2001, and in connection with the September 11, 2002 visit by President Bush to New York City for such commemorative purposes.

         Historical Overview of SMR Industry
         -----------------------------------

         Traditionally, the SMR industry serviced businesses that required two-way radio communications with field personnel. Historically, SMR operators were not able to provide mobile telephone service competitive with cellular service because of certain factors affecting SMR capacity and transmission and reception quality.

         Trunked radio technology, which automatically searches for an open radio channel and allows more users to be served per radio channel on a secure basis, has improved analog SMR service by allowing for more privacy, channel capacity, and spectrum efficiency. Interconnection to the public switched telephone network (commonly referred to as the "PSTN") and to other commercial trunked radio systems can provide for the expansion of analog services by broadening coverage area and increasing the number of possible end users. However, interconnection is not itself per se spectrum efficient due to increased channel utilization in connection with such usage, and therefore, will not be encouraged by the Company. The ability to transmit and store various forms of data has also been enhanced by the development of more advanced data transmission technology applicable to the SMR sector and has diversified the types of services SMR systems can provide.

         With such advances in technology and equipment, including mobile hand held units, and changes in regulations promulgated by the Federal Communications Commission ("FCC"), SMR providers can now offer the convenience of portability and data services in addition to radio dispatch. Further, SMR is capable of offering features that cellular service does not. For example, services may be billed at a flat rate regardless of a vehicle's position within a geographic market, one-to-many, many-to-one and one-to-one communication is available, and the ability to effect conference calls with the touch of a button.

         With the availability of more sophisticated technology and the development of enhanced and diversified services, a broader spectrum of end users now exists, including but not limited to various segments of: different service industries (including plumbing and electrical contractors), construction industry, trucking and transportation industries (including courier services, railways, airport authorities, bus companies), construction industry, health care field, agriculture industry, utility companies, petroleum industry, and governmental and quasi-governmental agencies, including the public safety/emergency disaster relief sector, among others.

         Industry Growth; Recent Developments
         ------------------------------------

         As reported in the August 2000 "The State of the SMR Industry: Nextel and Dispatch Communication", an industry trade publication prepared, published and previously made publicly available by The Strategis Group, a former telecommunications research and analysis firm, the 217 and 220 MHz SMR industry grew approximately 26.67% in 1999 over 1998. We are not currently aware of any more recent related industry statistical analysis.

         The SMR industry has undergone significant changes in recent years due to the digitalization of the current 800 MHz SMR communication infrastructure. This switch to digital underscored a fundamental shift in the business philosophy of the largest business analog communication providers, such as Nextel, whose decision to provide digital SMR service to its current customer base led to a substantial increase in monthly subscriber fees. Such increase in the cost of monthly service is due in large part to the enormous expense associated with digitizing its existing communication infrastructure.

         Nextel's digitalization efforts have left the business communication's industry with what we and many industry participants believe to be a niche service opportunity: the desire of many current as well as potential SMR users, including the public safety/emergency disaster relief sector, to be offered low cost, reliable analog SMR service with their choice of various voice and data features.

         While certain industry analysts have previously stated their belief that digital 800 MHz SMR systems will account for much of the new SMR industry growth, such analysts have also stated their belief that the growth of new subscribers using 220 MHz and 900 MHz analog SMR radios will begin to offset the decline in 800 MHz analog units.

         The 220 MHz analog SMR industry may be viewed as still in an early stage of development in that many 220 MHz SMR system owner/operators have yet to attract meaningful, if any, subscriber revenues. This has been due, generally, to such industry's attention and capital expenditure on: (a) construction in order to meet prior FCC construction deadlines; and (b) acquiring 220 MHz SMR licenses in subsequently held 220 MHz SMR spectrum auctions held by the FCC.

         Emergency Management Services
         -----------------------------

         In view of the current U.S. and worldwide political situation, which shows no signs of any immediate abatement, and the concern and need by various local, state, and federal authorities for reliable, low cost emergency management services, we believe that the 220 MHz SMR spectrum can offer a timely, reliable low cost solution to such concern and need.

         For many years, various governmental agencies have found that attaining and maintaining a state of preparedness in the emergency management area to be laborious and complex. Many emergency managers have relied on a combination of limited computer input and manual tracking systems. Attempts at handling massive numbers of messages and requests for help in emergency operations centers ("EOCs") and compiling information into situation reports have frequently failed using manual methods. Locally developed or other installed commercial software systems have often been too complex or rigid in design to handle information received by EOCs in various formats.

         We plan to engage in discussions, conduct due diligence on, and acquire or otherwise consult and do business with one or more entities that can or may provide emergency management relief technology solutions compatible with utilization of the 220 MHz SMR spectrum for the delivery of such solutions. Prior to entering into the exclusive license agreement with PSG discussed above, we initially entered into a consulting arrangement with such firm, which until recently consulted with numerous governmental and quasi-governmental agencies concerning their provisioning of emergency management services to their constituencies. As a result of the Company having entered into the license agreement with PSG and certain employees of PSG having become employees of the Company, the Company has successfully secured an entre into the emergency management services sector, which it plans to further develop.

         Initial Planned 220 MHz SMR Service Operations
         ----------------------------------------------

         A typical 220 MHz analog SMR system planned to be operated by the Company will consist of multiple channels, one or more centrally located, high-power base station transmitters, one or more antennas, and other radio equipment. Such system will receive transmissions from a user's mobile or hand held radio and either route such transmissions through the public telephone lines or retransmit the signals to other 220 MHz SMR radios. In addition, such system will be capable of transmitting communications from the public telephone lines to a user's mobile radio.

         We plan for our systems to be trunked radio systems, which maximize the number of users that can be supported. The efficiency of trunked systems generally increases as additional channels are added to the system. A multiple-channel trunked system automatically searches for an open channel for each transmission. The "search" capability allows more users to be served per radio channel, because the probability that all channels in a large system will be used at one time is lower than the probability that a single channel will be used. Once the system automatically assigns the user a channel, no other subscriber can access that channel or eavesdrop on the user's communications for the duration of that communication.

         Due to the propagation characteristics of the 220 MHz radio spectrum, the typical coverage area for a 220 MHz system is approximately 30-50 miles between tower sites compared to approximately 5-7 miles between tower sites for cellular telephone and 800 MHz SMR digital service. Such propagation characteristics of the 220 MHz SMR spectrum directly correlate to substantially reduced operating costs, compared to cellular and 800 MHz SMR digital service, due to the need for fewer tower sites and associated tower leases, tower transmission equipment, related insurance premiums, and maintenance. A single 220 MHz SMR tower site with 5 channels can typically service up to approximately 500 subscribers, with minimum public telephone interconnect usage, before users of such site will experience busy signals on a frequent basis.

         We plan to initially acquire and purchase select assets as to initially aggregate up to approximately 100 220 MHz SMR systems. Such assets will typically be comprised of certain transmission equipment (including repeaters, controllers, combining equipment, co- axial cable, antenna, modem for interconnect and data transfer) already installed and located on or at a fixed tower site, and assignable tower lease agreement. While we have no current agreements, arrangements or understandings with any third parties concerning any such acquisitions, we currently plan to concentrate our efforts on acquiring 220 MHz SMR system assets in and around one or more of the top fifty Metropolitan Statistical Area ("MSAs") markets in the United States. Based upon management's informal knowledge through industry participants of certain current 220 MHz SMR system owners and their financial situation, we currently plan on focusing our initial acquisition efforts in the southeast and west coast of the United States, and in certain Mid-western state locations.

         We view the aggregation of such number of systems as the minimum "critical mass" required to hold ourselves out as a viable multiple market 220 MHz SMR service provider (ie. a business entity capable of offering and provisioning telecommunications services over a network utilizing the 220 MHz SMR radio frequency). There is no per se requirement for the Company to effect any minimum number of asset purchases or for any minimum number of 220 MHz analog SMR systems to be aggregated. Rather, the size of a particular MSA and the service coverage area desired by the Company within such MSA based upon the Company's view of perceived potential demand for its services within such area are two major factors that will generally influence our asset purchase decisions. Such two factors, together with the availability of desired assets within a given MSA, costs associated therewith, and the propagation characteristics of the 220 MHz radio spectrum discussed above, will determine the number of systems that the Company may desire to operate within such MSA. Larger MSAs will typically require more operating systems than a smaller MSA in order that subscribers not be subject to regular busy signals. No assurances are given that the Company will be successful in such efforts or any later efforts.

         We believe that in many if not most instances, the assets which we may acquire and aggregate as 220 MHz SMR operating systems will not constitute a "business" as such term is described in Item 310 (c) of Regulation S-B, and related Rule 11-01 (d) of Regulation S-X as there will be no continuity of revenue activity and no continuity of operations.

         Rule 11-01 (d) of Regulation S-X lists the following attributes which such rule indicates should remain with the components purchased if it is to be considered a "business":

1. physical facilities - assets to be acquired, if at all, will consist primarily of transmission equipment, tower lease and 220 MHz SMR FCC license;

2. employee base - generally there will be no employee base;

3. distribution system - not applicable, therefore, not available for acquisition, and won't be acquired;

4. sales force - no sales force will be acquired;

5. customer base - generally, assets comprising 220 MHz systems sought to be acquired will not have any, or only minimal, customers;

6. operation rights - FCC licenses to be acquired will be subject to FCC transfer approval;

7. production techniques - not applicable, therefore, not available for acquisition and will not be acquired;

8. trade names - generally not applicable, therefore, not available for acquisition and will not be acquired.

         We will apply the above analysis to any acquisitions we may undertake but believe, in view of the current state of the 220 MHz SMR industry, that many prospective acquisition candidates will not constitute a "business."

         We generally plan to acquire assets comprising any initially and later acquired systems for Company securities and to a substantially lesser extent, cash, if available. We will require substantial additional equity and /or debt financing beyond the proceeds received to date and which we currently plan to seek to engage in sustained marketing efforts and further implement our business plan. No assurances are given that we will be able to obtain any such additional financing. In such event, our business will be adversely effected.

         The assignment to the Company of any 220 MHz SMR licenses acquired will require FCC approval. While we anticipate the FCC approval of the transfer of any such licenses in view of the normal and customary nature of such transactions, no assurances are given that the FCC will in fact approve any or all of such transfers. Should the FCC not approve the transfer of any of such licenses for whatever reason(s), we believe that this would not adversely effect the Company and its operations as we will then seek to acquire other 220 MHz SMR assets.

         We intend to derive revenues from the systems we may initially operate as well as those we may later develop in connection with the acquisition of select assets primarily from access and airtime charges for SMR system usage, sales and leasing of 220 MHz SMR communications equipment and to a lesser extent, construction and other miscellaneous services.

         A mobile user will be able to initiate either mobile telephone calls or dispatch calls from its mobile equipment, depending on the equipment and service packages chosen. We do not plan to encourage interconnect usage due to spectrum inefficiencies associated with such service. To the extent we may provide such service on a limited basis, it will be provided through the public switched telephone network (commonly referred to as the "PSTN"). This service is similar to cellular mobile telephone service in its ability to make or receive a call anywhere in the world while a subscriber is in its service area.

         Business Strategy
         -----------------

         We plan to continue to offer and sell 220 MHz SMR radio products and related equipment, including but not limited to repeaters and combiners, to third parties who may desire such products for their own use on their own constructed or to be constructed 220 MHz SMR systems, as well radio equipment to third parties who desire to use systems to which the Company has access.

         We plan to expand our sales and marketing efforts to attract subscribers to the 220 MHz SMR systems to which we have access in approximately November 2002 following our anticipated retention of soon to be retained additional sales and marketing representatives on an independent contractor basis for such purpose. Depending upon our success in securing additional capital, we plan to hire up to an additional three persons over approximately the next six months for such purpose. All of such persons will be responsible for establishing dealer networks within the U.S.

         Our strategy with respect to the 220 MHz SMR industry is to focus on the "basic user" segment of the SMR marketplace, as well as the public safety/emergency disaster relief sector.

         We plan to position ourselves within the markets that we may initially and later serve to offer 220 MHz SMR services for current dispatch users on 800 MHz SMR systems, who may either be pressured to convert to digital mode (which entail purchasing new radios with higher monthly service charges) or be forced to tolerate the poor quality service which will result from operating in an analog mode on a digital system. The services planned to be provided by the Company will generally encompass traditional (non- interconnected) dispatch services, data services, and to a lesser extent, interconnected services.

         While the Company is aware of the efforts of other 220 MHz SMR operators to "load" or obtain subscribers for their systems, some of which are located in major population centers and others of which are located in more rural areas, such efforts have not generally been met with as much success as anticipated. Reasons for this include, but are not necessarily limited to: prior lack of wide availability of commercially acceptable hand held mobile units to the U.S. marketplace due to working capital constraints of the 220 MHz industry's prior U.S. radio equipment manufacturer; and such operator's own lack of working capital for marketing efforts. We are aware of one California based 220 MHz SMR operator of a substantial number of 220 MHz SMR systems in several major U.S. markets that recently filed for bankruptcy protection.

         We plan to take advantage of opportunities to expand any initial service or coverage area by purchasing select assets, including 220 MHz SMR licenses, and related equipment. We plan to target 220 MHz SMR licenses and assets (generally, transmission equipment, tower leases, and FCC licenses) comprising fully constructed and operational SMR systems (which in many, if not most instances, will have minimal, if any subscribers) in U.S. metropolitan areas that provide a strategic fit (the general criteria of which is described in the following sentence) with our planned 220 MHz SMR operations. Asset acquisition candidates will generally have the following characteristics: (i) location in or adjacent to our "footprint" or geographical locations in which our systems provide coverage; (ii) potential ability to increase market share in our "footprint" or expand our "footprint" so as to provide for expanded coverage; and (iii) potential to enhance average revenues per subscriber enabling the Company to offer more comprehensive services. Any such asset acquisitions are anticipated to be made, if at all, with Company securities and to a substantially lesser extent, cash, if available.

         We offer flexible 220 MHz SMR service packages and configurations customized to fit subscribers' needs within the geographic "footprint" we may develop. For example, a basic SMR package might allow a subscriber to choose access to one or more systems within our "footprint". The typical coverage area for a Company SMR system will be a radius of approximately 30-50 miles from its base station transmitter, depending on the terrain. A subscriber will be able to choose access to those systems in and around its location that matches its business needs. Access to additional systems may be obtained from the Company at additional cost and on a permanent or temporary basis. A subscriber will be able to travel from system to system by manually switching systems on the radio.

         We currently offer the following 220 MHz SMR services:

         Dispatch. Dispatch is a two-way wireless communication service for subscribers who have a need to communicate between a central dispatch point and/or "in the field" personnel, but do not require access to the PSTN. Users can choose whether a message will be received by a group or only selected individuals. Users of radio dispatch services typically include contractors, service companies and delivery services that have significant field operations and need to provide their personnel with the ability to communicate directly with one another, or the central office, either on a one-to-one or one-to-many basis.

         Network Dispatch. Wide-area two-way dispatch radio service that offers an individual the ability to communicate to a work group or fleet using simple push-to-talk release-to-listen communications on multiple systems simultaneously. Depending upon subscriber demand, we may also later offer such services as voice mail, call forwarding and "follow me" roaming.

         Data. The ability to transmit and receive mobile or fixed data at speeds, generally, of 1,200 bps, with speeds, in certain instances, of up to 7,200 bps. This service will offer simple one or two-way text messaging or advanced AVL messaging.

         SCADA. Supervisory Control and Data Acquisition, or SCADA, refers to a combination of telemetry and data acquisition information by a 220 MHz SMR system. It consists of collecting information, transferring it back to a central site, carrying out necessary analysis and control, and then displaying this data on a number of operator screens. The SCADA system is used to monitor and control a plant or equipment. Control may be automatic or can be initiated by operator commands.

         Meter Readings. Meter readings allow a utility (electric, gas, water) to automatically monitor client usage without the cost of manually reading a meter.

         Additional services currently include: Automatic Vehicle Location ("AVL") which provides a way to immediately locate service vehicles in the field; Mobile Data Terminals ("MDTs") which provide a digital communication method for sending urgent messages to and from service vehicles; and Point of Sale ("POS") which provides customers the ability to accept credit card transactions from a vehicle. Although the cost of such services has dropped considerably over the past few years, cost to the subscriber is still nevertheless the major obstacle to offering and selling these value added services in volume - a typical configuration retails for approximately $2,000. We have designed an AVL product which retails for approximately $700-$800.

          Depending upon subscriber demand, we may also later offer such services as voice mail, call forwarding and "follow me" roaming.

         The Company plans to obtain its voice/data radio products from one or more manufacturers, and data only radio product offerings from Microwave Data Systems ("MDS").

         Sources of Supply
         -----------------

         The select assets comprising systems which we may desire to acquire utilize radio equipment manufactured by Datamarine, which, prior to us entering into an exclusive patent and related technology license agreement with such entity, constituted the only U.S. manufacturer of voice/data 220 MHz SMR radios. However, in view of our recently obtained exclusive patent and related technology license agreement with Datamarine which allows us the ability to have other manufacturers manufacture Datamarine products for us, we are no longer dependent upon Datamarine's pricing and equipment availability to further develop our business.

         Pursuant to such license agreement, we recently entered into a relationship on a purchase order basis with an offshore manufacturer to manufacture land mobile radio products for us having the same specifications as Datamarine's land mobile radio products. Datamarine has itself previously utilized such offshore manufacturer on a sub-contract basis to manufacture land mobile radio products for Datamarine. There are other manufacturers available which we could choose to utilize; however, the offshore manufacturer which we recently utilized has all the required tooling to manufacture such products due to its prior relationship with Datamarine, and has substantial manufacturing capacity.

         Datamarine has previously experienced difficulty in manufacturing and shipping radio products due to working capital constraints. Its independent certified public accountants expressed a going concern qualification in their November 22, 2000 report to such company and its shareholders in connection with their audit of such company's consolidated financial statements for the fiscal year ended September 30, 2000. A copy of such report is contained in Datamarine's Form 10-KSB for the fiscal year ended

September 30, 2000 on file with the Securities and Exchange Commission ("Commission" or the "SEC"). Datamarine has not filed its Form 10-KSB for the fiscal year ended September 30, 2001 with the Commission.

         We have recently been advised by one 220 MHz SMR service provider that it has satisfactorily tested and deployed data only radio products manufactured by MDS, a private company which represents itself on its website to be a leading provider of solutions for customers' wireless data acquisition needs. Such radio products, of which MDS has reported over 350,000 currently in the field, offer seamless, reliable data solutions for critical control, monitoring and data acquisition needs. While no assurances are given, we believe that such MDS products may offer a cost-effective and available alternative to Datamarine products where the end-users' needs, such as in the case of certain public safety/emergency disaster relief applications, among others, require only data transmission and applications.

         Sales and Marketing
         -------------------

         We currently offer 220 MHz radio products and services through the efforts of in- house personnel and a recently retained outside independent sales representative, and offer emergency management software programs through in-house personnel.

         Our in-house marketing manager for the 220 MHz SMR products we currently offer was previously employed by Datamarine in a similar capacity.

         Sales and marketing efforts for the emergency management software programs we currently offer are conducted by our National Marketing Manager who is responsible for both radio and emergency management software products and services, and by a recently retained Company employee who will market the MaxResponder to fire and police departments on a nationwide basis.

         Sales and marketing for our current radio and emergency management software product and service offerings are presently conducted primarily through sales calls to industry participants known to our marketing personnel through prior industry experience and contacts and through attendance at industry trade shows. We currently utilize very little print and other advertising media due to our current working capital constraints. Depending upon our success in securing additional capital, we plan to utilize various media and expand our sales and marketing efforts accordingly.

         We offer our 220 MHz SMR service as a cost-effective alternative to cellular mobile telephone service as 220 MHz SMR mobile dispatch service is generally more economical for high-volume users.

         The core service currently provided by SMR carriers is dispatch service. RCR Wireless News, a publicly available industry trade publication, stated in its November

2001 edition that the market research firm Telecompetition, Inc. reported that for 2000 and 2001, in excess of 90% of worldwide wireless mobile revenues were generated from mobile voice usage, with mobile data usage constituting less than 10% of total revenues. Such article also reports such firm's conclusion that data services will be more important for all wireless service providers in the future in maintaining current average revenue per user levels than in getting more persons to sign up for wireless services.

         End user customers are individuals who need or desire to communicate from the road but do not want to incur the substantial expense of a cellular phone bill. Analog SMR service represents an inexpensive, but efficient, medium to communicate for individuals who don't require the features that digital 800 MHz SMR systems offer. Typically, these individuals work in industries where land transportation is a factor. These industries include farming, transportation, public safety, real estate, insurance and any businesses that require radio communication with field personnel.

         We had planned to commence additional sales and marketing efforts for radio products and services in approximately the end of July 2002. However, due to working capital constraints, our perceived immediate market demand for our emergency management software products, and the higher margins associated with such products as compared to our radio products, we have recently concentrated our sales and marketing efforts primarily on such products and service offerings.

         Commencing in approximately the first quarter of calendar year 2003, we plan to use a variety of media, including newspaper, radio and advertising circulars and tailor our marketing effort in different parts of our "footprint" or coverage area to the demographics of the potential subscriber population. We plan to offer customized service packages to attract subscribers, including access to multiple 220 MHz SMR systems within our "footprint," various pricing alternatives, and customer conveniences such as consolidated invoices and billing for airtime charges.

         We will also target our marketing efforts to businesses and individual users with regional vehicle travel patterns. In addition, we plan to focus on dispatch users with a need for mobile service and companies using or considering private radio systems, as well as various governmental and quasi-governmental authorities and agencies. Finally, we will target individuals who are potential high-use mobile customers from both the business and mass consumer retail market.

         We will employ three methods by which dealers may earn revenues from system loading: pursuant to a finder's fee schedule whereby each dealer will be compensated with a fixed one time payment amount; as a reseller of our services; and by participating in sharing monthly subscriber fees based on a percentage of the total billing for their users.

         We provide equipment repair and service under manufacturers' warranties and plan to also offer extended service contracts and contracts on a time and materials basis.

         Pricing of Equipment and Services
         ---------------------------------

         The cost of subscriber equipment may encourage customers to switch from one frequency band to another, or from an analog to a digital network within the same frequency band.

         Currently, based upon available industry information, the average retail price for an 800 SMR MHz half duplex radio is approximately $200 to $400, a full duplex 800 MHz SMR mobile dispatch radio ranges from approximately $99 to $199 per unit, and an interconnected 800 MHz SMR portable radio costs up to approximately $199. Radios used in both 450, 900 and 220 MHz SMR systems currently retail for approximately $400.

         Generally, portable radios are more expensive than mobile radios and interconnected radios are more expensive than dispatch-only radios. At this time, 220 MHz SMR radios are priced competitively with 450 and 900 MHz SMR radios. However, because 800 MHz SMR radios are often subsidized by service providers, 450, 900 and 220 MHz radios can be more expensive than 800 MHz analog and digital SMR subscriber equipment. Creative service pricing structures and incentive offerings, if financially feasible, of which no assurances are given, as well as educating prospective customers about the long term monthly costs servicing associated with 220 MHz analog SMR versus 800 MHz digital SMR usage (approximately $15-$18 a month versus approximately $79 a month on average charged by Nextel) may help to offset such price differentials.

         Our profit margins on radios will vary depending upon the specific type of radio and the designated subsidy structure, if any, for that radio in a particular market.

          Generally, we will bill a subscriber for dispatch and/or data and perhaps other services with a mixture of fixed monthly access charges and airtime. A subscriber will typically pay a fixed monthly access charge, generally $15-18 per month, for an unlimited number of radio dispatch calls on any one of the systems and additional monthly fees will be charged for multi-system usage, including systems with which we may have roaming agreements. Long distance charges between sites are additional charges and, like all telephone charges, will be passed through to the subscriber.

         Competition
         -----------

                  220 MHz SMR Service
                  -------------------

         Our planned SMR operations will compete with cellular mobile telephone operators, Personal Communication Services ("PCS") providers, other traditional SMR operators, and other wireless communication providers, certain of which have substantially greater financial, management, and marketing resources than the Company.

         Such competitors, in the broader sense in that they also offer telecommunications services, include, among others, AT&T and Verizon Wireless, which offer cellular mobile services, Sprint, a PCS provider, and Nextel, an 800 MHz SMR digital service provider. We do not generally view such companies as true competitors, however, in that we perceive our market as comprising, generally, dispatch end-users who desire lower-cost yet reliable telecommunication services than the typical end-users of such other companies' products and services.

         The key factors relevant to competition by an operator in the wireless communication industry are the size of coverage area, the pricing of each service, the quality of the communications (e.g., clarity, lack of interference), and the reliability and availability of the service (e.g., waiting time for a "clear channel", absence of busy signals, absence of transmission "disconnects" or failures) and the price of the subscriber units.

         In the fast-paced world of mobile communications, the competitive landscape is constantly changing. The need for spectrum, depending on the backbone technology standard utilized, is however, the one apparent constant. With the arrival of new technologies and new applications, companies can expand their current services and provide new enhanced services. In spite of these developments, the communications needs of some customers will not change, while other customers will adapt their work styles to take advantage of these advancements.

         While no assurances are given, we believe that the communications requirements of dispatch users are not likely to change dramatically in the near future. Dispatch users essentially require low cost point-to-multipoint communications ability. Data applications, portability, and the ability to interconnect with the telephone system may appeal to some dispatch users, but not others. The availability of cellular-like enhanced SMR services in 800 MHz SMR systems will appeal to some dispatch users, while alienating others. For these latter users, cellular-like SMR service is often viewed as less time-efficient since users must dial a seven-digit number instead of pushing one button. In addition, cellular- like SMR service is significantly more expensive than traditional dispatch service; monthly use currently averages approximately $79/month per unit in use versus an approximate $15-$18 flat fee per month per unit for 220 MHz SMR usage.

         In summary, key issues for the dispatch industry include capacity, ease of use, capital costs, monthly fees, type of service, service area, and the ability to add new services as they become available.

         We do not anticipate a decline in the growth of traditional SMR analog dispatch markets due to the availability of and continued development of cellular-like SMR services on 800 MHz SMR systems, primarily because we believe these more enhanced services and attendant higher costs associated therewith simply are not suitable for dispatch users.

         An article entitled "RCR on SMR - Digital service won't stamp out analog SMR needs" appearing in the August 5, 1996 edition of RCR/Radio Communications Report, a weekly newsletter for the wireless industry, confirmed such belief even at that time. As these more enhanced services become more prevalent, we believe that an increasing number of dispatch customers will be at odds with the market trend toward the more expensive digital and enhanced networks due to the expense involved. After converting to digital, some enhanced SMR operators may neglect their existing dispatch customers as they attempt to capture new markets. Although digital or enhanced SMR operators will offer digital conversion and enhanced services to their current dispatch customers, their focus may be on acquiring new users who desire mobile telephone services and who are willing to pay more for such service. We believe that this potential neglect of dispatch users creates an opportunity for operators who have lower infrastructure costs and still wish to provide quality dispatch services.

         Forced service switching has caused some users of 800 MHz SMR to switch to digital, but other users may switch either to another analog 800 MHz SMR provider, to 220 MHz SMR or to 900 MHz SMR. 220 MHz SMR may be preferred over any other alternative because 220 MHz propagation is generally viewed by the SMR industry as superior to other SMR band services. However, in areas where the 800 MHz SMR analog systems still have capacity, 220 MHz SMR may not be preferred unless 220 MHz SMR radio prices are comparable to 800 MHz SMR radio prices.

         Emergency Management Software Services
         --------------------------------------

         Companies that compete in the public safety emergency management markets include Essential Technologies, CML Corporation, Applied Computer Science, E-Team, Softrisk Technologies, and SAIC. Certain of such companies currently have substantially greater financial and other resources than the Company.

         While one of such competitors offers a product having certain characteristics similar to the EM/2000, we believe the EM/2000 product, which is competitively priced, to have certain superior features and easier to use screen navigation qualities. The EM/2000 also operates in a client server mode, which is generally more secure than operating in a web based format, as is the case with such other product.

         While certain web based products may offer competition to the EM/2000, we believe, based upon our discussions with certain federal and state government representatives, as well as representatives of certain private sector entities, that certain prospective customers, including such representatives with whom we have had discussions, who possess critical infrastructure may be more inclined to utilize emergency software that operates in a client server mode versus a web based format due to perceived security concerns relating to web based formats.

         New Technologies
         ----------------

         The Company may also face competition from other technologies and services which are currently being introduced and may be introduced in the future. The continued acceptance of analog SMR services and the acceptance of the services we plan to offer and anticipate offering may be adversely affected by the development and availability of new technology.

         Regulation
         ----------

                  220 MHz SMR Radio Service
                  -------------------------

         Historical Regulatory Overview of the 220 MHz Service

         The licensing, operation, and acquisition of specialized mobile radio systems ("SMR") in the United States, which includes 220-222 MHz systems, is regulated by the FCC under the Communications Act of 1934, as amended (the "Act") and pursuant to the FCC's rules and related regulations.

         The first commercial SMR service, which utilized the 800 MHz and 900 MHz band, became operational in 1974. The FCC authorized the current 220 MHz service in 1991, seeking to introduce a "narrowband" service, on one-fifth of the frequency of conventional SMR services, e.g., 5 kHz per channel, for such services as dispatch and fleet communications ("Phase I Licenses"). The FCC conducted a lottery for local and nationwide site specific FCC Licenses to operate on these channels, which was completed in 1993.

         In light of the difficulties surrounding the industry, the FCC suspended modification applications for the newly authorized licenses in order to "freeze" them in place while it considered how to proceed with the service. Thereafter, the FCC permitted limited modifications to Phase I Licenses and determined to auction all "Phase II" service licenses in 1998. The highest bidders for these "Phase II" licenses were required to provide a certain level of interference protection to Phase I Licensees who already held licenses issued through the lottery. In all other cases, Phase II licensees are permitted to construct facilities anywhere within their licensed geographic area.

         Legislative Trends in the 220 MHz Service

         In 1993, Congress passed the Omnibus Budget Reconciliation Act which altered the FCC's designation of all mobile wireless systems. The FCC was ordered to adopt regulations that would divide mobile wireless licensees based on whether the licensee provided "private" or "commercial" mobile radio services. Previously, such services were regulated based on the various type of service provided by the licensee such as cellular or SMR.

         To be classified as a "commercial" mobile wireless provider, the service must be: (i) provided for profit; (ii) interconnected to the public switched telephone network; and (iii) available to the public. To the extent that 220 MHz systems meet these criteria, they are regulated in a similar manner to other mobile wireless service providers.

         Regulatory Trends in the 220 MHz Service

         In 1997, to expedite the construction of 220 MHz service systems, the FCC revised its rules to permit Phase II licensees to enter into agreements for the partitioning of a licensee's geographical service area and/or the disaggregation of a licensee's spectrum. Partitioning contemplates the division of the service area between two geographic areas, e.g., county lines, whereas disaggregation contemplates the assignment of a portion of the licensed spectrum in the same geographic area to a third party. The FCC based this regulatory change on the belief that these steps would introduce new entrants into markets, thus spurring the most efficient use of the spectrum, and increase service to the public.

         To augment its presence in particular markets and to bolster its marketing strategy, the Company may enter into agreements with third parties with respect to licenses it may acquire in the future for the partition of service area and/or disaggregation of spectrum.

         The FCC has also announced that it will conduct a future auction for certain Phase II 220-222 MHz service licenses that were not successfully auctioned in 1998. Depending upon working capital considerations at such time, the Company may participate in such auction. The Company is aware of certain 220 MHz service providers who have expressed an interest in participating in such auction with whom the Company may later discuss select asset acquisitions.

         Business Trends in the 220 MHz Service

         The land mobile and fixed use wireless industry as a whole has gone through a tremendous level of consolidation in the past several years, with significant amounts of 800 MHz SMR and 900 MHz SMR spectrum being purchased by Nextel. With respect to the 220-222 MHz service, the main focus has recently been on loading customers to the systems so that the licensee can build out its system in accordance with FCC service requirements. The FCC has established specific service requirements with respect to the coverage of licensed geographic areas, which are discussed in the next section.

         Certain 220 MHz service providers have focused on the acquisition of licenses to complement their current authorized service area, either through partitioning and disaggregation, or through the outright purchase of the FCC licenses.

         Current Regulations in the 220 MHz Service

         The FCC requires licensees to meet certain benchmarks of service tied to the issuance of the Phase II licenses. Specifically, within five years of obtaining Economic Area and Regional license authorizations, the licensee is required to provide service coverage to one-third of the population. Moreover, within the initial license term, e.g., 10 years, the licensee must provide service coverage to two-thirds of the population within its geographic area. In the event that the licensee does not construct its system to meet the respective thresholds, the FCC will automatically cancel the entire license, and will not credit the licensee for any of the sites that it may have already constructed. Licensees are also required to comply with the technical requirements specified in the FCC's rules to ensure that no other party receives unauthorized levels of interference.

         Such regulations may have the effect of dramatically reducing the number of 220 MHz SMR licenses and systems available for acquisition and use if the current or later owners and operators of such licenses and systems, which may include the Company as to at least certain of such licenses and systems, do not timely comply with such service coverage requirements. This could, in turn, substantially reduce the size of coverage areas and make the Company's telecommunications services less desirable to end-users.

         Ownership of 220 MHz Service Systems

         The Act restricts foreign investment in commercial mobile radio service operators. Specifically, foreign corporations may not own more than 20% of the license or licensee, or more than 25% of the parent of a licensee. The FCC has authority to waive the 25% limit if the public interest would be served. By their terms, these foreign ownership restrictions do not apply to private carriers; however, under the 1993 Budget Act, private carriers reclassified as commercial mobile radio service providers are subject to these limitations. In addition, wireline carriers have recently been permitted by the FCC to own 220 MHz service licenses.

         Prior FCC approval is required for (i) the assignment of any 220 MHz service license or (ii) any transfer of control of a 220 MHz service licensee. No such assignment or transfer will be approved prior to the completion of construction of a 220 MHz service system and the initiation of service on the system. The FCC has determined that 220 MHz service licensees will be deemed to have met the initiation of service requirement by satisfying either the "placed in operation" provisions of Section 90.155 of the FCC's Rules (requiring that at least one associated mobile unit be placed in operation) or the "commencement of service" provisions of Section 90.167 of the FCC's Rules (requiring the provision of service to at least one party unaffiliated with, controlled by, or related to the providing carrier). A single licensee is interpreted to include two licensees with substantial overlapping ownership.

         The FCC has established guidelines applicable to management and other non-equity agreements affecting SMR systems, including 220 MHz service systems, to determine whether the manager or other entity has assumed de facto control of the system. The criteria for determining "de facto control" is drawn from the precedent established for common carrier systems, and includes application of the following factors: (i) whether the licensee has unfettered use of all facilities and equipment; (ii) whether the licensee determines and carries out the policy decisions, including preparing and filing of applications with the FCC; (iii) whether the licensee is in charge of employment, supervision, and dismissal of personnel; (iv) whether the licensee is in charge of payment of financing obligations, including expenses arising out of operating; and (v) whether the licensee receives monies and profits from the operation of the facilities.

         In addition, any manager of the operations of a 220 MHz service license shall be considered to have an attributable interest in such licensee, for purposes of applying the spectrum cap limitations established in the FCC's rules, if such persons have the authority to make decisions that significantly influence: (i) the nature or types of service offered by such licensee; (ii) the terms upon which such services are offered; or (iii) the prices charged for such services.

         Emergency Management Software
         -----------------------------

         We are not presently aware of any current or proposed legislation effecting the emergency management software sector generally.

         Employees
         ---------

         As of June 30, 2002 and September 20, 2002, we employed approximately twenty eight (28) persons on a full-time basis, including our Chief Executive Officer/President, and Chief Operating Officer/Chief Technical Officer, and our former Executive Vice President/Public Safety. We currently believe that we will have to significantly increase the number of our employees as we may expand our business due to the numerous employee functions inherent in our business, ie. sales, service, maintenance, billing and other services. Our personnel are not subject to any collective bargaining agreements and management believes that its relationship with its personnel is good.

ITEM 2.  DESCRIPTION OF PROPERTY
         -----------------------

         Our principal executive offices are located at 5440 N.W. 33 Avenue, Fort Lauderdale, Florida 33309-6338. Through September 23, 2002, such facilities were made available to the Company on a month to month basis at a rate of $3,000 per month. We recently acquired approximately 2,600 square feet of additional office space adjacent to our current facility, for an aggregate of approximately 6,870 square feet pursuant to a written lease agreement for a period of eighteen
(18) months at a rate of $7,246 per month. These offices are sufficient to meet our present needs and we do not anticipate any difficulty in securing additional or other office space if required or desired at competitive rates and on terms acceptable to the Company.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

         We are not a party to and none of our property is subject to any pending or threatened legal, governmental, administrative or judicial proceedings. There has never been a bankruptcy or receivership proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

           Not Applicable


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
         --------------------------------------------------------

         We have never traded on any securities exchange. We plan to make application to trade our common stock on the over-the-counter bulletin board ("OTCBB") and/or the Bulletin Board Exchange ("BBX") at some as yet undetermined time. There can be no assurance that an active public trading market for our common stock will develop or be sustained if developed.

Holders:

         As of September 20, 2002 there were 6,312,750 shares of common stock issued and outstanding and approximately 200 shareholders of record. We also have as of September 20, 2002 outstanding warrants which are currently exercisable and which, if exercised would result in the issuance of an additional 3,860,000 shares of our restricted common stock. A substantial number of our shareholders are themselves equity owners in entities which own and/or operate 220 MHz SMR licenses and/or systems.

Dividends:

         We have not declared any dividends. There are no restrictions on the common stock or otherwise that limit the ability of us to pay dividends if declared by the Board of Directors.
         The holders of common stock are entitled to receive dividends when and if declared by the Board of Directors, out of funds legally available therefore and to share pro-rata in any distribution to the stockholders. Generally, we are not able to pay dividends if after payment of the dividends, we would be unable to pay our liabilities as they become due or if the value of our assets, after payment of the liabilities, is less than the aggregate of our liabilities and stated capital of all classes.

         As of June 30, 2002, we did not have any compensation plans, including individual compensation arrangements, under which equity securities of the Company are authorized for issuance, except as follows:

------------------------------------------------------------------------------------------------------------
Plan Category           Number of securities to       Weighted-average           Number of securities
                        be issued upon exercise       exercise price of          remaining available for
                        of outstanding options,       outstanding options,       future issuances under
                        warrants and rights           warrants and rights        equity compensation plans
                                                                                 (excluding securities
                                                                                 reflected in column (a)
                        (a)                           (b)                        (c)
------------------------------------------------------------------------------------------------------------
Equity                  None                          Not Applicable             Not Applicable
compensation
plans approved by
security holders
------------------------------------------------------------------------------------------------------------
Equity                  120,000*                      $3.00*                                  *
compensation
plans not approved      300,000**                     $1.50**                                **
by security
holders
------------------------------------------------------------------------------------------------------------
Total                   120,000*                      $3.00*                                  *
                        300,000**                     $1.50**                                **
------------------------------------------------------------------------------------------------------------

         * We entered into a three year employment agreement with Mr. David George on April 26, 2002 to serve, effective April 29, 2002, as our Chief Operating Officer, Chief Technical Officer and President of our Land Mobile Radio Division. Such agreement generally provides for an annual salary of $130,000, the grant of warrants to purchase 120,000 shares of the Company's common stock vesting over such three year period (37,500 shares vesting as of July 30, 2002, 2,500 shares vesting as of August 30, 2002 and 2,500 shares vesting on the last business day of each month thereafter provided Mr. George is then an employee of the Company) exercisable at $3.00 per share for a period of ten years from the date of grant, subject to customary adjustments, and the right to receive certain stock options based upon specified performance criteria relating generally to the sale of 220 MHz SMR radios and related equipment.

         ** Provided Datamarine delivers certain radios to the Company at a purchase price of $250 per radio less the cost of components to be paid by the Company necessary for the completion of such radios, the Company will issue common stock purchase warrants to Datamarine within 12 months following the delivery of such radios. Such warrants, exercisable for a period of 3 years from the date of issuance, will permit Datamarine to purchase 300,000 shares of the Company's restricted common stock at an exercise price of $1.50 per share, subject to customary adjustments.

         During the last three years, we issued the following Company securities pursuant to Section 4(2) of the Securities Act, based upon the limited number of offerees, their relationship to the Company, their status as accredited investors, the amount of securities offered in each offering, the size of the respective offerings, and the manner of each offering:

         In August 2001, we issued a promissory note to our former Chief Executive Officer for $80,000, with simple interest at the rate of 5% per annum, payable on or before July 31, 2002 for business expenses previously advanced by such person on the Company's behalf; all of such funds have been timely repaid.

         From October 17, 2001 through April 26, 2002, we issued units ("Units") at a price of $5,000 per Unit to certain accredited investors pursuant to Rule 506 and Section 4(2) under the Securities Act; each Unit is comprised of 5,000 shares of restricted common stock and a warrant to purchase 2,500 shares of restricted common stock at an exercise price of $1.50 per share for a period of 3 years from the date of issuance, subject to customary adjustments. Investors who subscribed for $50,000-$99,500, or $100,000 or more, received a warrant per each Unit for 5,000 shares and 7,500 shares, respectively, and otherwise having the same terms and conditions as the warrants described above. The gross offering proceeds were $3,705,000. Each of the certificates representing shares of common stock and warrants bear a restrictive legend restricting transferability under the Securities Act.

         From April 29, 2002 through September 20, 2002, we issued units at a price of $7,500 per unit for an aggregate of $1,410,000 to accredited investors pursuant to Rule 506 under the Securities Act; each Unit is comprised of 3,000 shares of restricted common stock and a warrant to purchase 1,500 shares of restricted common stock at an exercise price of $3.00 per share for a period of 3 years from the date of issuance, subject to customary adjustments. Each of the certificates representing shares of common stock and warrants bear a restrictive legend restricting transferability under the Securities Act.

         See also "PART III. ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT-EMPLOYMENT AGREEMENTS."

         Factors That May Affect Future Operating Results
         ------------------------------------------------

         We make statements in this Report on Form 10-KSB as well as in our press releases or verbal statements that may be made by our officers, directors or employees acting on behalf of our Company, that are not historical fact and constitute "forward-looking statements." Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to be materially different from the historical results or from any results expressed or implied by such forward- looking statements. Factors that might cause such a difference include, without limitation, the information set forth below. In addition to statements, which explicitly describe such risks and uncertainties, statements labeled with the terms "believes", "belief", "expects", "plans", or "anticipates" should be considered uncertain and forward-looking. All cautionary statements made in this Report should be read as being applicable to all related forward-looking statements wherever they may appear.

         ABSENCE OF MEANINGFUL OPERATING HISTORY; NO ASSURANCES OF PROFITABILITY. While we were incorporated in July 1996 and conducted limited operations for a short period, we have not had any significant operations. Revenue and income potential of our proposed business and operations is unproven and a lack of operating history makes it difficult to evaluate the future prospects of our business.

          UNCERTAINTY OF FUTURE PROFITABILITY. We anticipate that profits, if any, will be derived from our success in "loading" or obtaining subscribers to the systems we may operate, of which no assurances are given. We are subject to all the substantial risks inherent in the development of a business enterprise within an industry that itself has only generated limited revenues to date. Accordingly, no assurances can be given that our business will ever be successful or that we will ever be or remain profitable.

         GOING CONCERN CONSIDERATIONS. Our financial statements appearing elsewhere in this report have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Management realizes that we must generate capital and revenue resources to enable us to achieve profitable operations.

         We are planning to obtain additional capital by achieving at least break-even cash flow from operations and selling equity and/or debt securities. The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon us obtaining additional revenues and equity capital and ultimately achieving profitable operations. No assurances can be made that we will be successful in these activities. Should any of these events not occur, our financial statements will be materially affected.

         UNCERTAIN ABILITY TO MEET CAPITAL NEEDS. We will require additional capital to fund our operations which are capital intensive, and which we are currently seeking through additional equity financing. The failure of the Company to obtain financing as needed would have a material adverse effect upon the Company and its business as we believe our current cash position will enable us to sustain operations for up to approximately four (4) months. If additional funds are obtained by issuing equity securities and/or debt securities convertible into equity, dilution to existing shareholders will result, and future investors may be granted rights superior to those of existing shareholders. There can be no assurances, however, that additional financing will be available when needed, or if available, on acceptable terms. There are no current agreements, arrangements, or understandings for any equity and/or debt financing. The failure of the Company to obtain such financing as required or otherwise desired will have a material adverse effect upon the Company, its business and operations.

         ECONOMIC UNCERTAINTY. The U.S. economy has experienced an economic downturn during the current year, further exacerbated by the events of September
11. In view of our formative development, we are currently unable to predict with any certainty the impact, if any, of such economic downturn on our financial condition or results of operations. We believe, in view of such economic downturn, that many prospective business communications users may find our reliable, low cost planned services to be desirable; we further believe, in view of the current U.S. and worldwide political situation, and the concern and need for reliable, low cost emergency management services by various local, state and federal authorities, that the 220 MHz SMR spectrum can offer a timely, reliable, low cost solution to such concern and need. However, we cannot assure that we are correct in such beliefs. While we may experience demand for our planned services if our beliefs prove correct, we understand anecdotally that traditional sources of financing post- September 11 are more difficult to access. If we find this to be the case, and cannot otherwise access required capital, our business and operations will be negatively impacted even if demand for our services is present.

         DEVELOPMENT RISKS GENERALLY. We intend to grow primarily by: (i) marketing to and obtaining subscribers in the commercial and public safety/emergency disaster relief sectors to utilize the voice and data communication services offered and intended to be offered on our initially acquired 220 MHz SMR systems, if any, thereby realizing fee- based subscriber revenues; and (ii) expanding our service or coverage area and thereby our subscriber base by purchasing select assets from other 220 MHz SMR system owners, including 220 MHz SMR licenses and related equipment.

         Development involves substantial risks, further enumerated herein, including the risk: (a) that we will not acquire what we believe to be the minimum "critical mass" of assets so as to comprise approximately 100 220 MHz SMR systems necessary to commence any meaningful operations; (b) that development costs will exceed budgeted or contracted amounts; (c) that our marketing efforts to "load" our SMR systems will not proceed as rapidly as anticipated or otherwise be successful; (d) that our SMR systems will not achieve desired revenue or profitability levels; (e) that substantial additional financing, which will be necessary, may not be available or if available, might not be on favorable terms; (f) of changes in applicable laws, rules, regulations and interpretations which may adversely effect our business and operations; (g) that we may not be able to purchase desired select assets to expand our coverage area due to competition, financial or other considerations or otherwise successfully manage or integrate such asset purchases with our then operations;
(h) of competition from other 220 MHz SMR operators as well as other providers of wireless communication services, many of the latter of whom have substantially greater financial and other resources than the Company; (i) we may not for whatever reason(s) be successful in our marketing efforts to the emergency management services sector; and (j) of technology changes within the wireless communication industry and our potential inability to adopt such changes to our SMR systems if so desired by prospective or then current subscribers either due to technology constraints which may be inherent to the 220 MHz radio spectrum, financial constraints, or otherwise. There can be no assurances that we will be successful in executing upon our business plan.

         INDUSTRY OPERATING HISTORY; UNCERTAINTY OF BROAD BASED MARKET ACCEPTANCE. Although numerous 220 MHz systems are operational in the United States, including many "mom and pop" system operators which produce minimal revenues, and fleet operators, many other systems are "operational" in the sense that they were constructed in advance of FCC construction deadlines, are available for "loading" of subscribers, but are otherwise producing minimal or no subscriber revenues. The 220 MHz SMR industry may therefore be viewed as having a less than successful operating history subject to uncertainty concerning the operational viability of many markets.

          Many participants within the 220 MHz SMR industry concentrated their efforts and capital expenditures initially on construction of 220 MHz SMR systems in advance of FCC construction deadlines and the later acquisition of additional 220 MHz SMR spectrum in subsequent FCC auctions. As such, they have had only limited success to date in their marketing efforts to "load" their systems due to their lack of needed additional working capital for marketing purposes and their inability to secure desired radio equipment inventory from the manufacturer of such equipment due to its own working capital constraints. As a result, many 220 MHz SMR industry participants have generated only minimal revenues and have incurred and continue to incur losses. We are aware of one California based 220 MHz SMR operator of a substantial number of 220 MHz SMR systems in several major U.S. markets that recently filed for bankruptcy protection.

         The success of our business may be affected by matters beyond our control, including but not limited to changes in technology and equipment, equipment costs, competition, future demand for our planned services and changes in economic conditions, all of which can impact upon market acceptance. While management believes, based upon its knowledge of the industry generally, and based upon informal discussions with certain public safety/emergency disaster relief management personnel, that there is a perceived need and desire for our planned services, no assurance can be given that such perceived need for our services is correct. We have not conducted any internally generated marketing research and do not intend to do so.

         RISKS ASSOCIATED WITH SELECT ASSET PURCHASES. We plan to expand our planned initially established service or coverage area and subscriber base by purchasing select assets from other 220 MHz SMR system owner/operators, including 220 MHz SMR licenses and related equipment for Company securities, and to a substantially lesser extent, if available, for cash. While management believes, based upon informal discussions with industry trade association personnel, that there may be many owner/operators of SMR systems with minimal or no subscriber base who do not desire to further proceed with the substantial effort, time and expense required to load and otherwise operate their SMR systems and may be desirous of selling certain assets comprising their systems for securities and/or cash, no assurances are given that we are correct in our belief. To the extent that we are successful in purchasing any such select assets, no assurances are given that we will be successful in integrating such assets with our then current systems. We will generally be limited to effecting asset purchases, if at all, involving SMR equipment compatible with our planned systems and equipment.

         DEPENDENCE ON MANAGEMENT. The success of our business is materially dependent upon the continued services of our Chief Executive Officer/President, Mr. Hanan "Hank" Klein, our Chief Operating Officer/Chief Technical Officer/President, Land Mobile Radio Division, Mr. David L. George, and our National Marketing Manager, Mr. Michael Sullivan. While each of Messrs. Klein, George, and Sullivan has had substantial business experience within the 220 MHz SMR, telecommunications, and public safety/emergency disaster relief sectors, respectively, no assurances are given that such collective prior experience will assure our profitability or success. We do not presently have any key man life insurance on any of such persons; while we intend to apply for such insurance in such amounts as we deem appropriate, it is uncertain at this time as to when we will apply for and obtain such insurance.

         POTENTIAL CONFLICTS OF INTEREST BETWEEN MANAGEMENT AND THE COMPANY. Our principal executive officers, Messrs. Klein and George devote full-time to the business of the Company. Management is not currently aware of any known or potential conflicts at this time other than Mr. Klein's minority equity ownership interest in certain 220 MHz SMR systems and entities which own 220 MHz SMR licenses whom we may approach to discuss the possible acquisition thereof, which systems are currently being managed by the management company with whom the Company recently entered into a radio subscriber service agreement. Our management has not established any policies for handling any conflicts which may arise between the interests of the Company and the interests of any member of management. Company security holders will be relying solely on our management's and our Board of Directors' judgment concerning the resolution of any conflicts or potential conflicts.

         FCC REGULATIONS GENERALLY. The licensing, construction, operation, sale, interconnection arrangements and acquisitions of 220 MHz SMR systems are regulated by the FCC. These regulations are subject to change, which changes could adversely affect our financial condition and results of operation.

         COMPETITION. The wireless communications industry is highly competitive and influenced by the introduction of new services by, and the marketing and pricing activities of, industry participants. We will compete with numerous other businesses engaged in the telecommunications industry which market the same or similar services and products as those marketed and intended to be marketed by the Company, many of which businesses have or may have substantially greater capital and other resources than the Company.

         The greater financial resources of many cellular telephone, as well as certain 800 MHz SMR service providers, currently permit such entities to offer creative pricing and incentive packages which we cannot presently offer and may not be able to offer in the future. Improvements in technology may adversely impact the demand for our services, which could adversely affect our operations. Other modes of wireless communications such as cellular, specialized mobile radio (800 and 900 MHz), personal communications systems ("PCS") and one-way paging are examples of current competing technology. While we believe, due to the costs for such services compared to the relatively low cost of 220 MHz SMR service, that 220 MHz SMR service may be ideal for radio dispatch subscribers as well as other potential end- users, no assurances are given that we are correct in our belief, or that we will successfully compete.

         ANTI-TAKEOVER PROVISIONS OF CERTAIN PROVISIONS OF ARTICLES OF INCORPORATION AND BYLAWS. Our Articles of Incorporation, as amended, provide for a staggered Board of Directors. Mr. Klein's term expires in 2003. Our Articles of Incorporation, as amended, also provide for a substantial number of shares of common stock and "blank check" preferred stock authorized for issuance. Our Bylaws provide, among other things, in and in pertinent part, that nominations for election to our Board of Directors, other than those made by the Board of Directors, shall be made by written notification delivered to the Company not less than 20 and not more than 50 days prior to any annual or special meeting of shareholders called for the election of directors. Such provisions may have the effect of discouraging any takeover of the Company by others.

         PENNY STOCK SALES RULES. The SEC has adopted regulations, which generally define penny stock to be equity securities that have a market price of less than $5.00 per share. Such designation imposes additional sale practice requirements on broker/dealers which sell such securities to persons other than established customers and institutional accredited investors. For transactions covered by these regulations, a broker/dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. These regulations may restrict the ability of brokers, dealers and investors to sell our common stock to the extent our common stock may be subject to such regulations.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
         ---------------------------------------------------------

         In addition to the historical information contained herein, we make statements in this Report on Form 10-KSB and in other reports we file with the SEC under the Securities Exchange Act of 1934 ("Exchange Act") that are considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act"), and Section 21E of the Exchange Act. Sometimes these statements will contain words such as "believes, " expects, " intends" "should," "will," "plans," and other similar words. These statements are not guarantees of our future performance and are subject to risk, uncertainties, and other important factors, certain of which are discussed herein under the heading "Factors That May Affect Future Operating Results" and in other reports we file with the SEC that could cause our actual performance or achievements to be materially different from those expressed in any forward-looking statements made by or on our behalf. Given these uncertainties, undue reliance should not be placed on these forward-looking statements. We do not assume the obligation to update any forward looking statements.

OVERVIEW

         The "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION" should be read in conjunction with the Financial Statements of the Company accompanying this Report.

         We are a Florida corporation located in the Fort Lauderdale, Florida area.

         We currently offer and sell 220 MHz Specialized Mobile Radio ("SMR") products and license emergency management software programs to various end users.

         We plan to continue such product offering and to also engage through one or more subsidiaries (collectively, the "Company") in the development, operation and management of 220 MHz SMR wireless voice and data communications services in both the commercial and public safety/emergency disaster relief sectors.

PLAN OF OPERATION

         Our objectives over the next twelve months are to: (a) continue to market and sell our current product offering; (b) commence and continue the acquisition of select assets comprising operational 220 MHz SMR systems; and (c) market to and obtain subscribers to utilize the telecommunications services we plan to offer. As to potential asset acquisitions, the plan is to select markets with adequate available channel density and population base to prove their operating capability and to generate sufficient revenues to ultimately realize positive cash flow and profitability.

         We do not currently have any formal arrangements to acquire wireless assets.

         No assurances can be given, however, that we will meet our objectives, that our business will ever be successful or that we will ever be or remain profitable.

         Our activities during the fiscal year ended June 30, 2002 have entailed securing capital for operations, conducting discussions with and retaining certain persons for senior management, key and other employee and advisory board positions, entering into an exclusive patent and related technology license agreement with Datamarine, entering into a long term emergency management software licensing agreement and radio service subscriber agreement discussed earlier herein, and commencing the sale of radio products and the licensing of emergency management software programs to various end users.

         We offer two-way dispatch wireless voice and data communications services for both commercial use and the public safety/emergency disaster relief sector. As subscriber demand may require, we may also later offer such services as voice mail, call forwarding and follow me roaming. We will generally use leased facilities on existing tower sites so as to avoid the cost of tower and shelter construction.

         Over the next twelve months, our marketing objective is to continue to offer and sell our current product offering and to activate subscribers on the systems we have access to and otherwise plan to operate.

         We believe, based upon informal discussions with industry trade association personnel, that there are many owner/operators of 220 MHz SMR systems with minimal or no subscriber base who do not desire to further proceed with the substantial effort, time and expense required to load and otherwise operate their 220 MHz SMR systems and may be desirous of selling certain assets comprising their systems for cash and/or securities. No assurances are given, however, that we are correct in our belief. To the extent we may be successful in purchasing any such select assets, no assurances are given we will be successful in integrating such assets with our then current systems, if any. We will generally be limited to effecting asset purchases, if at all, involving 220 MHz SMR equipment compatible with the systems and equipment we plan to operate.

         Our anticipated recurring revenues will consist primarily of subscriber network usage revenues, which consist of monthly access fees per unit, possible incremental charges based on minutes of use in connection with interconnected service, and sales and leasing of communication equipment. From time to time, changes in our plans may dictate that certain assets, originally intended to be included in an operating system, will be sold, traded or used in joint venture or in partnership with existing service providers in a particular market to provide either additional cash flow for growth or to begin or strengthen specific strategic alliances.

         As to the 220 MHz systems we plan to operate, we will focus our marketing efforts, initially, on establishing a limited direct sales, marketing and service staff, establishing dealer networks and retaining independent agents. To the extent we are successful in initially acquiring assets to comprise 220 MHz SMR systems and in the loading of such systems, we will, as cash flow permits, increase our direct sales, marketing and service staff and seek to expand our dealer network relationships.

           We believe that we will have to significantly increase the number of our personnel over the next approximately 12-18 months as our business may expand due to the numerous employee functions inherent in our business, ie. sales, service, maintenance, billing and other services.

         In the event we receive between approximately the median and maximum proceeds which we are currently seeking, as further discussed below, the receipt of which no assurances are given, we also plan to engage in research and development over approximately the next 12 months and expend between approximately $1,000,000 to $2,000,000 on the following: development of a new, smaller portable radio product with greater power output; development of additional software and related hardware to provide for transparent seamless network coverage between 220 MHz SMR systems; and the development of software and related hardware to integrate our public safety software applications to 220 MHz SMR radio products.

LIQUIDITY AND CAPITAL RESOURCES

         Our financial statements appearing elsewhere in this report have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Management realizes that we must generate capital and revenue resources to enable us to achieve profitable operations.

         We are planning on obtaining additional capital by achieving at least break-even cash flow from operations and selling equity and/or debt securities. The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon us obtaining additional revenues and equity capital and ultimately achieving profitable operations. No assurances can be made that we will be successful in these activities. Should any of these events not occur, our financial statements will be materially affected.

         We have received approximately $5,115,000 through September 20, 2002 (approximately $4,042,500 through June 30, 2002) in private equity financing from certain accredited investors. Such proceeds are being utilized, among other things, for working capital and general corporate purposes in furtherance of our business plan.

         The Company has used a significant portion of the equity raised to obtain three separate licensing agreements for certain products and services. One agreement was completed in February 2002, and the other two in April 2002. These agreements and the related costs through June 30, 2002 are as follows :

                                              Total                 Cash Paid          License
                                            Purchase                 Through          Obligation
                                             Price                   6/30/02         Still Payable
                                             -----                   -------         -------------

220 MHz spectrum use                      $1,000,000             $1,000,000            $      -0-
agreement

220 MHz radio patent and                     569,000                445,000               124,000
technology agreement

Software license                             439,000                439,000                   -0-
                                          ----------            -----------            ----------
                                          $2,008,000             $1,884,000            $  124,000

         We currently plan to seek additional equity financing on a private placement basis of up to approximately $6,427,500 from accredited investors.

         To the extent we are successful in raising additional private placement equity capital of up to approximately $6,427,500, of which no assurances are given, we believe that such funds, together with funds on hand, and funds anticipated from operations, will provide sufficient capital to meet our cash and operational requirements for up to approximately fifteen (15) months from our receipt thereof. Such funds, if obtained, are planned to be utilized, together with certain funds previously received, in the approximate amounts set forth below for the following material commitments: working capital and general corporate purposes, including but not limited to sales and marketing activities, the hiring and retention of additional management, sales and marketing personnel, and day to day operations ($4,350,000); research and development for public safety and land mobile radio products ($2,000,000); 220 MHz SMR asset acquisitions and related expenditures ($900,000); and public safety/emergency disaster relief asset acquisitions and related expenditures ($250,000).

         Should we determine to accelerate our operational and marketing plans, or conversely, should we receive substantially less than such amount in additional proceeds, such time frame will be diminished and we will require substantial additional capital, the availability of which no assurances are given. In the event of our receipt of substantially less than such amount, we nevertheless intend to proceed with our operational and marketing plans, albeit in a curtailed manner as further described below. There are no current arrangements with purchasers for any of our securities.

         In the event of our receipt of substantially less than approximately $6,427,500 in additional gross proceeds, management may, in such event, itself effect loans and/or one or more equity investments in the Company and will also seek such financing from the Company's shareholders as well as third parties. There are, however, no agreements, arrangements or understandings in this regard.

         If required as determined by management, additional steps would also be undertaken in the following order: (i) reduce level of planned staffing; (ii) outsource sales and marketing efforts on a commission-only basis; and (iii seek to sell select assets, as may be required, from time to time, for cash proceeds.

         In the event we were to receive little or no additional proceeds, such event will significantly restrict our operations and will have a substantial adverse effect on the Company and shareholders. The failure of the Company to obtain financing as needed would have a material adverse effect upon the Company and its business as we believe our current cash position will enable us to sustain current operations for up to approximately six (6) months. No assurances are given that the Company will be able to obtain additional capital as required or otherwise desired, or otherwise obtain additional capital on terms acceptable to the Company.

ITEM 7.  FINANCIAL STATEMENTS
         --------------------

         The Company's consolidated financial statements and the notes thereto appear in Part III. Item 13. of this report.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

         None

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         -----------------------------------------------------------------------
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
         -------------------------------------------------

         The following table sets forth as of the date hereof, except as otherwise noted, the names, ages and positions held with respect to each Director, Executive Officer, and significant employees expected to make a significant contribution to the Company:

Name of Officer                      Age    Position With Company                       Period Served
-----------------------------------------------------------------------------------------------------
Hanan "Hank" Klein                  61      Chairman of the Board of Directors
                                            Chief Executive Officer, President          August 1, 2001
                                            Secretary                                   to date

David L. George                     49      Chief Operating Officer,
                                            Chief Technical Officer,                    April 29, 2002
                                            President/Land Mobile Radio                 to date
                                            Division

Edward W.  Lent III                 55      Director, Executive Vice                    October 2001
                                            President/Public Safety                     to October 14,
                                                                                        2002

         There are no family relationships between the directors, executive officers, significant employees or any other person who may be selected as a director or executive officer of the Company. None of the Company's directors or executive officers is a director of any company that files reports with the SEC except as otherwise disclosed below. None of the Company's Directors have been involved in legal proceedings except as otherwise disclosed below.

         All directors of the Company hold office until the next annual meeting of stockholders or until their successors are elected and qualified. Our employee directors have not received any additional compensation since inception for acting in such capacity and the Company has no plans to establish such a compensation plan.

         Mr. Klein has been the Company's Chairman of the Board, Director, Chief Executive Officer, President and Secretary of the Company since August 1, 2001. Mr. Klein was appointed to serve as a director for the class of directors whose term expires at the 2003 annual meeting of shareholders. Mr. Klein devotes full time to the business and affairs of the Company. From approximately January 2000 to August 2001, Mr. Klein served as President of an entity engaged in the purchase and resale of 220 MHz SMR radio equipment. From 1993 to approximately August 2001, a company owned by Mr. Klein was engaged as an independent contractor to several 220 MHz SMR systems owners pursuant to which he provided sales and marketing services to such entities.

         Mr. George was retained on April 26, 2002 to serve, effective April 29, 2002 as the Company's Chief Operating Officer, Chief Technical Officer and President/Land Mobile Radio Division. Mr. George is currently and since November 1995 has been a member of the Board of Directors of Powerwave Technologies, Inc., a company which designs, manufactures and markets advanced radio frequency
(RF) power amplifiers for use in wireless communications networks worldwide, and is listed on the NASDAQ Stock Market. Prior to joining the Company, Mr. George was in private practice providing consulting services to participants in the wireless industry, which he will continue to do on a part-time basis provided such activities do not materially conflict with his duties to the Company. From June 2000 to June 2001, he was Executive Vice President of Operations for Securicor Wireless, Inc., a large mobile radio network provider. Mr. George was the co-founder and served as Executive Vice President and Chief Technical Officer of ComSpace Corporation ("Comspace"), formerly known as Unique Technologies, International, L.L.C., a wireless technology development company from February 1994 to June 2000. Comspace filed for protection under Chapter 7 of the U.S. bankruptcy laws in March 2002. From November 1983 to February 1994, Mr. George served as Vice President, Director of Operations, Commercial Division of Uniden America. A member of the Institute of Electrical and Electronic Engineers (I.E.E.E.) for more than 20 years, he holds several patents relating to wireless technology and networks.

         Mr. Lent was appointed as a director of the Company in October 2001 and was appointed to serve as a director for the class of directors whose term expires at the 2002 annual meeting of shareholders. He was retained in March 2002 as Executive Vice President/Public Safety. Mr. Lent resigned from all officer, director and employee positions as of October 14, 2002 and entered into an agreement with the Company as of that date in connection therewith. See "PART
III. ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS." From August 1999 to October 2001, Mr. Lent served as the Chief Operating Officer and a director of Specialized Disaster Systems International, Inc. ("SDSI"), an emergency management computer software products, consulting services and development company located in Lake Ozark, Missouri, serving the public safety and industrial safety sectors with emergency disaster and emergency medical software applications. Since October 2001, Mr. Lent has been the Chief Executive Officer and President of SDSI. Mr. Lent also served from October 2001 through August 2002 as the managing member of PSG, a limited liability company also located in Lake Ozark,

Missouri, which offers similar services as offered by SDSI. Prior to August 1999 and since March 1995, Mr. Lent served in various other positions with SDSI, including Vice President. Mr. Lent's responsibilities with SDSI have included sales and marketing, development of sales and marketing strategies, and establishing business partner relationships for the integration of a variety of diverse products and capabilities into the EM/2000 emergency management software system. Prior to his relationship with SDSI, Mr. Lent served from 1979 to 1995 as Chief of Operations of Prince George's County, Maryland, Office of Emergency Preparedness where his responsibilities included the design, operation and maintenance of such county's automated emergency operations center (EOC), preparation and maintenance of all aspects of such county's emergency operations plan, coordination of the operation of the public safety cable television channel, supervision of all automation functions, administration and preparation of the budget, administration of purchasing and logistics functions, command of the Radiological Response Team, and supervision of the Radio Amateur Civil Emergency Services/Amateur Radio Emergency Services (RACES/ARES) program. Mr. Lent's professional organization associations include private sector member of the National Emergency Management Association since 1994 (NEMA), member of the International Association of Emergency Managers (IAEM) where he currently serves on the Executive Board as President, Region III, as the Chairman of the Technology Committee, and serves on the Business and Industry Committee, and represents IAEM on the Department of Energy's Technical External Working Group, member of the American Society of Professional Emergency Planners (ASPEP), member of the State and Local Emergency Management Data Users Group (SALEMDUG), and a member of eight different states' State Emergency Management Associations.

         Except as describe above, no current director, officer, affiliate or promoter of the Company has within the past five years been subject to any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time, been convicted in or been the subject of any pending criminal proceedings (excluding traffic violations and other minor offenses), been the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting such person's involvement in any type of business, securities or banking business, or been found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgement has not been reversed, suspended, or vacated.

         Key Employees
         -------------

         Michael Sullivan has served as our National Marketing Manager since the end of June 2002. Mr. Sullivan is a founding member of PSG, and has served as the managing member of such company since August 2002. From approximately April 1999 through June 2002, Mr. Sullivan was employed in several marketing and business development positions with Electric Insurance Company, a non-consolidated GE Capital related company, where he was involved in establishing such company's online personal insurance business. From approximately early 1997 to April 1999, Mr. Sullivan served as a marketing manager with Travelers Property and Casualty, where his responsibilities entailed developing strategic business channels and managing group sales and marketing operations programs in approximately 13 states. Mr. Sullivan also has over eight years of experience in the emergency management sector as a volunteer K9 and rescue specialist, having worked with the North Carolina Department of Emergency Management, the North Carolina State Bureau of Investigations, and the Federal Bureau of Investigation, in over 80 search operations, and has participated in various command center operations, including K9 specialist and field team leader.

         Advisory Board
         --------------

         We have formed an advisory board which currently includes one person with substantial prior public safety/emergency disaster relief management experience. His name and background is set forth below.

         Our advisory board was formed with the purpose of, from time to time, selecting persons that our senior management believes, based on their business experience and relationships, may provide senior management with informal advice and suggestions concerning prospective business contacts, marketing and financing opportunities.

         Advisory board members are selected based upon a determination of a majority of the Board of Directors. There is no specific schedule as to when or why the advisory board may meet in view of its informal nature. Individual advisory board members may be contacted from time to time by members of our senior management to informally discuss the matters described above. There is no formal compensation arrangement for advisory board members. Advisory board members may be compensated on an hourly basis in cash and/or Company securities for serving in such capacity.

         Mr. John K. Schroeder, Jr., U.S. Air Force, Colonel (ret.) served 28 years in the U.S. Air Force, including two combat tours in Vietnam. Following his retirement from the military, Mr. Schroeder served approximately two and one half years as the Emergency Management Director of a northwestern county in Pennsylvania followed by a similar position in Prince George's County in Maryland in which he served from late 1985 through 1995. During Mr. Schroeder's career as an emergency management professional, he served in the following organizations: President, Maryland Emergency Management Association; Chairman, Metropolitan Washington Council of Government's Disaster and Emergency Preparedness; Member, Maryland's Governor's Emergency Management Advisory Council; Member, Steering Committee of the National Task Force on Hazardous Materials Emergency Preparedness; and President, National Coordinating Council on Emergency Management Preparedness.

         The Company's Articles of Incorporation, as amended, provide for three classes of directors, and further provide that directors elected to succeed those directors whose terms expire shall be elected for a term of office to expire at the third succeeding annual meeting of shareholders after their election. Subject to the rights of the holders of any series of Preferred Stock then outstanding, newly created directorships resulting from any increase in the authorized number of directors or any vacancies in the Board of Directors resulting from death, resignation, retirement disqualification, removal from office or other cause shall be filled by a majority vote of the directors then in office, and the directors so chosen shall hold office for a term expiring at the annual meeting of shareholders at which the term of the class to which they have been elected expires. No decrease in the number of directors constituting the Board of Directors shall shorten the term of any incumbent director.

         All directors hold office, subject to such staggered board provisions, until the next annual meeting of shareholders of the Company and until their successors are elected and qualified. Officers hold office until the first meeting of directors following the annual meeting of shareholders and until their successors are elected and qualified, subject to earlier removal by the Board of Directors.

         There are no provisions in our Articles of Incorporation, as amended, or bylaws that would delay, defer, or prevent a change of control, except to the extent as may be influenced by staggered board of director provisions in our Articles of Incorporation, as amended, and the ability of the Board of Directors to issue shares of preferred stock with such designations, rights and preferences as the Board of Directors may, in its sole discretion, determine. We have no current plans to issue any of such preferred stock.

         Employment Agreements
         ---------------------

         We currently have only one formal employment agreement with a member of our senior management team, which is discussed below, but plan to enter into formal written employment agreements with certain other management personnel in the near future. Such compensation is anticipated to include a combination of cash, stock and/or stock options.

         We entered into a three year employment agreement with Mr. David George on April 26, 2002 to serve, effective April 29, 2002, as our Chief Operating Officer, Chief Technical Officer and President of our Land Mobile Radio Division. Such agreement generally provides for an annual salary of $130,000, the grant of warrants to purchase 120,000 shares of the Company's common stock vesting over such three year period (37,500 shares vesting as of July 30, 2002, 2,500 shares vesting as of August 30, 2002 and 2,500 shares vesting on the last business day of each month thereafter provided Mr. George is then an employee of the Company) exercisable at $3.00 per share for a period of ten years from the date of grant, subject to customary adjustments, and the right to receive certain stock options based upon specified performance criteria relating generally to the sale of 220 MHz SMR radios and related equipment.

         Mr. Klein currently is, and Mr. Lent through his date of termination was, compensated in each of their respective officer capacities at a salary of $120,000 per annum. See also "PART III. ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

         We are currently engaged in discussions with certain persons for senior company management and key employee positions having substantial marketing, sales and related 220 MHz SMR and public safety/emergency disaster relief management experience. It is anticipated that certain of such persons' compensation packages will include cash and stock options. Any future issuances of stock options could dilute the voting rights and economic interests of holders of shares of common stock.

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

         Section 16(a) of the Exchange Act and the rules thereunder require the Company's officers and directors, and persons who beneficially own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Commission and to furnish the Company with copies.

         Based on its reviews of the copies of the Section 16(a) forms received by it, or written representations from certain reporting persons, the Company believes that, during the last fiscal year, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were timely filed.

ITEM 10. EXECUTIVE COMPENSATION
         ----------------------

         The following table sets forth, for the fiscal year ended June 30, 2002 certain information regarding the compensation earned by the Company's Chief Executive Officer. No other executive officer received an annual salary and bonus for fiscal year 2002 in excess of $100,000 with respect to services rendered by any of such persons to the Company and its subsidiaries.

                               Annual Compensation

Name and Principal Position         Year    Salary    Bonus       Other Annual Compensation
--------------------------------------------------------------------------------------------

Hanan Klein, CEO, President,        2002    $34,077   $-0-                 $-0-
Chairman of the Board

     The Company has not entered into any Long-Term Incentive Plan Awards since inception.


         No member of management, including the Company's prior Chief Executive Officer, Mr. Gary D. Lipson, earned more than $100,000 in the fiscal year ended June 30, 2001 or June 30, 2000. The Company's prior Chief Executive Officer, Mr. Gary D. Lipson, did not earn any compensation for the fiscal year ended June 30, 2002, June 30, 2001 or June 30, 2000.

Stock Option Grants
-------------------

         There were no stock options or stock appreciation rights granted to any executive officers or directors in the last three fiscal years or any stock option exercises by any such persons during such time period. See also "ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH
SECTION 16 (A) OF THE EXCHANGE ACT - EMPLOYMENT AGREEMENTS."

Stock Option Plan
-----------------

         We plan to adopt an incentive based employee stock option plan for senior management and key employees, the number of shares are subject to and terms and conditions of which are still to be determined. Any further issuances of such options could dilute the voting rights, and economic interests of holders of common stock.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

         The following table sets forth as of September 20, 2002: (i) each of the Company's officers and directors, (ii) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of common stock, and (iii) all of the Company's officers and directors as a group:

                                                                                Percentage of
           Name and Address of              Amount and Nature of              Outstanding Shares
           Beneficial Owner (1)             Beneficial Ownership (2)           of Common Stock (3)
         --------------------------------------------------------------------------------------------

         Hanan "Hank" Klein(4)                       (5)                            (5)
         c/o BizCom U.S.A., Inc.
         5440 NW 33rd Avenue, Suite 106
         Fort Lauderdale, Florida 33309

         David L. George   (6)                       47,500 (7)                     (8)
         c/o BizCom U.S.A., Inc.
         5440 NW 33rd Avenue, Suite 106
         Fort Lauderdale, Florida 33309

         Edward W. Lent III (9)                      (5)                            (5)
         c/o BizCom U.S.A., Inc.
         5440 NW 33rd Avenue, Suite 106
         Fort Lauderdale, Florida 33309

         Chi Holdings, Inc. (10)                    372,750                        5.9%
         9350 South Dixie Highway, Suite 1550
         Miami, FL 33156

         SMR Holdings, Inc. (10)                    745,500                      11.81%
         1170 Hillsboro Mile, #106
         Hillsboro Beach, FL 33062

         SMR Associates, Inc. (10)                  745,500                      11.81%
         962 NW 92nd Terrace
         Plantation, FL 33324

         Officer and directors
         as a group (3 persons) (11)                 47,500 (11)                    (8)

(1) Each of the persons listed has sole voting, investment, and dispositive power, except as otherwise noted.

(2)  Beneficial ownership has been determined in accordance with Rule 13d-3(d)
     (1)(i) under the Exchange Act; such rule, generally, includes as beneficial owners of securities, among others, any person who directly or indirectly through any contract, arrangement, understanding, relationship, or otherwise has shares or voting power and/or investment power with respect to such securities, and any person who has the right to acquire beneficial ownership of such security within sixty days through a means including but not limited to the exercise of any option, warrant, right or conversion of a security.

(3) All percentages are based on 6,312,750 shares issued and outstanding as of September 20, 2002.

(4) Mr. Klein is Chief Executive Officer, President, Secretary and Chairman of the Board of Directors.

(5)  Does not currently own any shares.

(6) Mr. George is Chief Operating Officer, Chief Technical Officer, President/Land Mobile Radio Division.

(7) Includes 120,000 shares of common stock underlying a warrant to purchase such number of shares at an exercise price of $3.00 per share through April 2012, subject to customary adjustments; 37,500 of such shares vest on July 309, 2002 and the balance, 82,500, vest in equal monthly installments on the last business day of each month thereafter, provided Mr. George is employed with the Company on such date.

(8)  Represents less than 1% of the issued and outstanding shares.

(9) Mr. Lent resigned as Executive Vice President/Public Safety and as a Director as of October 14, 2002.

(10) These shares are directly owned by each listed shareholder; Messrs. Gary D. Lipson, Esq., Jerome R. Wexler and Melvin H. Roth exercise voting and investment control over the shares held by of Chi Holdings, Inc., SMR Holdings, Inc. and SMR Associates, Inc., respectively.

(11) See footnotes (1) through (9) above.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

         During the past two (2) years, we have not entered into a transaction, nor are any transactions currently proposed, with a value in excess of $60,000 with an officer, director or beneficial owner of 5% or more of our common stock, or with any member of the immediate family of any of the foregoing named persons or entities, except as described under "PART III. ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT-EMPLOYMENT AGREEMENTS" and as follows:

         We were obligated to repay the Company's former Chief Executive Officer, Gary D. Lipson, an aggregate of $80,000 previously advanced as loans to the Company by such person for accounting and other business expenditures together with 5% simple interest per annum within one year of August 1, 2001. All of such funds have been timely repaid.

         On October 29, 2001, we entered into a consulting agreement with Public Safety Group LLC ("PSG"), a company whose managing member through August 2002 was Mr. Lent, a former director and Executive Vice President/Public Safety, of the Company. Such agreement provided, in summary, for such company, on an as requested consulting basis, to report to the Company on the current state of the disaster and emergency management affairs of the U.S., assist us in integrating emergency management software into a 220 MHz SMR wireless application, and in marketing to various state and local agencies. A $30,000 advance was paid by the Company to PSG for such consulting services, which was fully expended. Such consulting relationship was further expanded to include the long term management software license agreement between the Company and PSG, previously described herein. See also "PART I. ITEM 1. DESCRIPTION OF BUSINESS - BUSINESS OF THE ISSUER - MATERIAL AGREEMENTS" thereunder and "PART III. ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16
(a) OF THE EXCHANGE ACT" AND "EMPLOYMENT AGREEMENTS" thereunder.

         We entered into a three year employment agreement with Mr. David George on April 26, 2002 to serve, effective April 29, 2002, as our Chief Operating Officer, Chief Technical Officer and President of our Land Mobile Radio Division. Such agreement generally provides for an annual salary of $130,000, the grant of warrants to purchase 120,000 shares of the Company's common stock vesting over such three year period (37,500 shares vesting as of July 30, 2002, 2,500 shares vesting as of August 30, 2002 and 2,500 shares vesting on the last business day of each month thereafter provided Mr. George is then an employee of the Company) exercisable at $3.00 per share for a period of ten years from the date of grant, subject to customary adjustments, and the right to receive certain stock options based upon specified performance criteria relating generally to the sale of 220 MHz SMR radios and related equipment.

         As of October 14, 2002, the Company entered into an agreement with Mr. Edward W. Lent III pursuant to which Mr. Lent resigned from all officer, director, and employee positions with the Company, effective as of such date. Such agreement provides, in summary, for the Company to pay Mr. Lent an aggregate of $30,00 on a bi-weekly basis through January 1, 2003, subject to compliance with the other terms and conditions set forth therein, including certain non-compete provisions applicable through such period and for two years thereafter relating to the 220 MHz SMR business, the EM/2000, the MaxResponder, and any improvements and/or modifications thereto.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

     (a)  The following documents are filed as a part of this report:

          1.   FINANCIAL STATEMENTS - beginning on page F-1 of this report:

               o    Independent Auditors' Report

               o    Consolidated Balance Sheets at June 30, 2002 and 2001

               o Consolidated Statements of Operations for the Years Ended June 30, 2002 and 2001

               o Consolidated Statement of Stockholders' Equity (Deficit) for the Years Ended June 30, 2002 and 2001

               o Consolidated Statements of Cash Flows for the Year Ended June 30, 2002 and 2001

               o    Notes to Consolidated Financial Statements

          2.   EXHIBITS

               Exhibit No.              Description

                3.0 Articles of Incorporation of BizCom U.S.A., Inc. (incorporated by reference to Exhibit 3.0 to BizCom's Amendment No. 2 to Form 10-SB filed on July 23, 2002

                3.1 Bylaws (incorporated by reference to Exhibit 3.1 to BizCom's Amendment No. 2 to Form 10-SB filed on July 23,
                        2002)

                4.0 Form of Common Stock Share Certificate (incorporated by reference to Exhibit 4.0 to BizCom's Amendment No.2 to Form 10-SB filed on July 23, 2002)

                4.1     Form of Warrant (incorporated by reference to Exhibit
                        4.1 to BizCom's Amendment No. 2 to Form 10-SB filed on July 23, 2002)

                4.2 Form of Promissory Note dated August 1, 2001 issued by BizCom U.S.A., Inc.(incorporated by reference to Exhibit
                        4.2 to BizCom's Amendment No. 2 to Form 10-SB filed on July 23, 2002)

                10.0 Exclusive Patent and Related Technology License Agreement by and between BizCom U.S.A., Inc. and Datamarine International, Inc.(incorporated by reference to Exhibit 10.0 to BizCom's Amendment No. 2 to Form 10-SB filed on July 23, 2002)

                10.1 Amendment to Exclusive Patent and Related Technology License Agreement by and between BizCom U.S.A., Inc. and Datamarine International, Inc.(incorporated by reference to Exhibit 10.1 to BizCom's Amendment No. 2 to Form 10-SB filed on July 23, 2002)

                10.2 Consulting Agreement by and between BizCom U.S.A., Inc. and Public Safety Group LLC (incorporated by reference to Exhibit 10.2 to BizCom's Amendment No. 2 to Form 10-SB filed on July 23, 2002)

                10.3 Exclusive License Agreement by and between BizCom U.S.A., Inc. and the Public Safety Group LLC (incorporated by reference to Exhibit 10.3 to BizCom's Amendment No.2 to Form 10-SB filed on July 23, 2002)

                10.4 Radio Subscriber Service Agreement (incorporated by reference to Exhibit 10.4 to BizCom's Amendment No.2 to Form 10-SB filed on July 23, 2002)

                10.5 Employment Agreement dated as of April 26, 2002 by and between BizCom U.S.A., Inc. and David L. George (incorporated by reference to Exhibit 10.5 to BizCom's Form 10-SB filed on May10, 2002)

                10.6    Assignment and Amendment of Lease dated July 17, 2002*

                10.7    Agreement by and between BizCom U.S.A., Inc. and Edward
                        W. Lent III dated as of October 14, 2002*

                21.0 Subsidiaries of the Registrant - BizCom Southern Holdings, Inc., a Florida corporation; SMR Management, Inc., a Florida corporation (incorporated by reference to Exhibit 21.0 to BizCom's Amendment No.2 to Form 10-SB filed on July 23, 2002)

* Filed herewith

     (b)      Reports on Form 8-K:

              On July 22, 2003, a current report on Form 8-K was filed with the Commission reporting that its Form 10-SB registration statement, as amended, and as filed with the U.S. Securities Exchange Commission, became effective on July 9, 2002.

ITEM 14. CONTROLS AND PROCEDURES
         -----------------------

              The Company's principal executive officers and principal financial officer have evaluated the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days of the filing date of this annual report and concluded that such controls and procedures are adequate. There were no significant changes in the small business issuer's internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    BizCom U.S.A., Inc.
                                          (Registrant)

Date:    October 15, 2002           By:  /s/ Hanan Klein
                                    --------------------------------------------
                                    Hanan Klein, Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                               Title                      Date
---------                               -----                      ----


/s/  Hanan Klein                Chief Executive Officer      October 15, 2002
---------------------------     President, Principal
     Hanan Klein                Financial and Accounting
                                Officer, Secretary and
                                Chairman of the Board
                                of Directors



/s/ David L. George             Chief Operating Officer,     October 15, 2002
--------------------------      Chief Technical Officer,
  David L. George               President/Land Mobile
                                Radio Division

                                  CERTIFICATION
                                  -------------


         I, Hanan Klein, certify that:

1. I have reviewed this annual report on Form 10-KSB of BizCom U.S.A., Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures ( as defined in Exchange Act Rules 13-a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of director (or persons per forming the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


   Signature                      Title                           Date
   ---------                      -----                           ----

/s/ Hanan Klein            Chief Executive Officer             October 15, 2002
----------------------     President, Principal Financial
    Hanan Klein            and Accounting Officer,
                           Secretary and Chairman
                           of the Board of Directors

                                  CERTIFICATION


         I, David L. George, certify that:

1. I have reviewed this annual report on Form10-KSB of BizCom U.S.A., Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures ( as defined in Exchange Act Rules 13-a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of director (or persons per forming the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


    Signature                     Title                              Date
    ---------                     -----                              ----

/s/ David L. George       Chief Operating Officer,             October 15, 2002
--------------------      Chief Technical Officer,
    David L. George       President/ Land Mobile
                          Radio Division

                      BIZCOM U.S.A., INC. AND SUBSIDIARIES












                              FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2002 AND 2001
                                       AND
                          INDEPENDENT AUDITORS' REPORT

                      BIZCOM U.S.A., INC. AND SUBSIDIARIES




                         INDEX TO FINIANCIAL STATEMENTS
                         ------------------------------

                                                                            Page
                                                                            ----

INDEPENDENT AUDITORS' REPORT                                                 F-2
----------------------------

FINANCIAL STATEMENTS
--------------------

           Consolidated Balance Sheets                                       F-3

           Consolidated Statements of Operations                             F-4

           Consolidated Statement of Stockholders' Equity (Deficit)          F-5

           Consolidated Statements of Cash Flows                             F-6


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                           F-7 to F-16
------------------------------------------

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors of
BizCom U.S.A., Inc.

We have audited the accompanying consolidated balance sheets of BizCom U.S.A., Inc. and its subsidiaries (the "Company") as of June 30, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BizCom U.S.A., Inc. and its subsidiaries as of June 30, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company presently has limited operations, and its present level of revenues is not sufficient to cover all incurred expenses. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Ahearn, Jasco + Company, P.A.

AHEARN, JASCO & COMPANY, P.A.
Certified Public Accountants

Pompano Beach, Florida
September 20, 2002

                      BIZCOM U.S.A., INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 2002 AND 2001
--------------------------------------------------------------------------------

                                                                      2002           2001
                                                                  ------------    ------------
                                     ASSETS
                                     ------

CURRENT ASSETS
   Cash and cash equivalents                                      $    227,451    $      1,664
   Accounts receivable                                                 102,953              --
   Inventory                                                           104,423              --
   Prepaid expenses and other current assets                            31,860              --
                                                                  ------------    ------------
          Total current assets                                         466,687           1,664

PROPERTY AND EQUIPMENT, net                                            118,347              --

INTANGIBLE ASSETS, net                                               1,926,704              --

OTHER ASSETS - Deposits                                                  1,124              --
                                                                  ------------    ------------
          TOTAL                                                   $  2,512,862    $      1,664
                                                                  ============    ============


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

CURRENT LIABILITIES:
   Accounts payable and accrued liabilities                       $    218,362    $     11,788
   Payable to shareholder                                                   --          73,303
   License obligation payable                                          124,000              --
                                                                  ------------    ------------
          Total current liabilities                                    342,362          85,091
                                                                  ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
   Preferred stock, $0.0001 par value; 20,000,000
       shares authorized;  shares issued and outstanding:
       none in 2002,  900 shares of Series A in 2001                        --               1
   Common stock, $0.0001 par value; 200,000,000 shares
       authorized;  shares issued and outstanding:
       5,883,750 in 2002 and 1,875,000 in 2001                             588             188
   Additional paid-in capital                                        4,027,340          30,711
   Accumulated deficit                                              (1,857,428)       (114,327)
                                                                  ------------    ------------

          Stockholders' equity (deficit), net                        2,170,500         (83,427)
                                                                  ------------    ------------

          TOTAL                                                   $  2,512,862    $      1,664
                                                                  ============    ============


                 See notes to consolidated financial statements

                      BIZCOM U.S.A., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED JUNE 30, 2002 AND 2001
--------------------------------------------------------------------------------

                                                           2002           2001
                                                       -----------    -----------
SALES, net                                             $   276,655    $        --

COST OF SALES                                              219,623             --
                                                       -----------    -----------
          GROSS PROFIT                                      57,032             --

GENERAL AND ADMINISTRATIVE EXPENSES                      1,797,309         14,592
                                                       -----------    -----------

          LOSS FROM OPERATIONS                          (1,740,277)       (14,592)

INTEREST EXPENSE                                             2,824             --
                                                       -----------    -----------
          LOSS BEFORE PROVISION FOR INCOME TAXES        (1,743,101)       (14,592)

PROVISION FOR INCOME TAXES                                      --             --
                                                       -----------    -----------
          NET LOSS                                     $(1,743,101)   $   (14,592)
                                                       ===========    ===========


PER SHARE AMOUNTS - basic and diluted:

          Net loss per common share outstanding        $    (0.524)   $    (0.008)
                                                       ===========    ===========

          Weighted average common shares outstanding     3,329,159      1,875,000
                                                       ===========    ===========


                 See notes to consolidated financial statements.

                        BIZCOM USA, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                   FOR THE YEARS ENDED JUNE 30, 2002 AND 2001
--------------------------------------------------------------------------------

                                              Preferred Stock            Common Stock
                                           ----------------------   ----------------------  Additional                 Stockholders'
                                             Number    Par Value       Number    Par Value   Paid-in      Accumulated     Equity
                                           of Shares    $.0001       of Shares    $.0001     Capital        Deficit   (Deficit), Net
                                           --------   -----------   -----------  ---------  -----------   -----------  ------------

TOTALS,  July 1, 2000                           900   $         1     1,875,000  $     188  $    30,711   $   (99,735)  $   (68,835)

Net loss for the year ended June 30, 2001        --            --             --        --            --      (14,592)      (14,592)
                                           --------   -----------   -----------  ---------  -----------   -----------   -----------

TOTALS,  June 30, 2001                          900             1     1,875,000        188       30,711      (114,327)      (83,427)


Conversion of preferred stock into common      (900)           (1)      168,750         17          (16)           --            --

Issuance of common stock for cash, net           --            --     3,840,000        383    3,996,645            --     3,997,028

Net loss for the period ended June 30, 2002      --            --            --         --           --    (1,743,101)   (1,743,101)
                                           --------   -----------   -----------  ---------  -----------   -----------   -----------

TOTALS,  June 30, 2002                           --   $        --     5,883,750  $     588  $ 4,027,340   $(1,857,428)  $ 2,170,500
                                           ========   ===========   ===========  =========  ===========   ===========   ===========

        See notes to consolidated financial statements.

                      BIZCOM U.S.A., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED JUNE 30, 2002 AND 2001
--------------------------------------------------------------------------------

                                                                    2002           2001
                                                                -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                     $(1,743,101)   $   (14,592)
   Adjustments to reconcile net loss to net cash
   in operating activities:
    Depreciation and amortization                                    87,322             --
    Change in certain current assets and current liabilities:
      Increase in accounts receivable                              (102,953)            --
      Increase in inventory                                        (104,423)            --
      Increase in prepaid expenses and other current assets         (31,860)            --
      Increase in accounts payable and accrued liabilities          206,574             --
                                                                -----------    -----------

          NET CASH USED IN OPERATING ACTIVITIES                  (1,688,441)       (14,592)
                                                                -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of property and equipment                         (124,373)            --
     Acquisition of intangible assets                            (1,884,000)            --
     Increase in other assets                                        (1,124)            --
                                                                -----------    -----------

          NET CASH USED IN INVESTING ACTIVITIES                  (2,009,497)            --
                                                                -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net change in payable to shareholder                             6,697         13,228
     Repayment of shareholder promissory notes                      (80,000)            --
     Common stock issuance, net of expenses                       3,997,028             --
                                                                -----------    -----------

          NET CASH PROVIDED BY FINANCING ACTIVITIES               3,923,725         13,228
                                                                -----------    -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                             225,787         (1,364)

CASH AND CASH EQUIVALENTS, beginning of year                          1,664          3,028
                                                                -----------    -----------

CASH AND CASH EQUIVALENTS, end of year                          $   227,451    $     1,664
                                                                ===========    ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for interest                                     $     2,824    $        --
                                                                ===========    ===========
     Cash paid for income taxes                                 $        --    $        --
                                                                ===========    ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
     In August 2001, $80,000 of the payable to shareholder was converted into two interest bearing notes (see note 7). At June 30, 2002, $124,000 of liabilities remain from the recording of the intangible asset acquisitions.


                 See notes to consolidated financial statements.

                      BIZCOM U.S.A., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2002 AND 2001


--------------------------------------------------------------------------------
NOTE 1          ORGANIZATION AND BASIS OF PRESENTATION
--------------------------------------------------------------------------------

        ORGANIZATION
        ------------
                BizCom U.S.A., Inc. was incorporated in the State of Florida on July 1, 1996. The consolidated financial statements include the accounts of BizCom U.S.A., Inc. and its wholly owned subsidiaries, BizCom Southern Holdings, Inc. and SMR Management, Inc. (collectively, the "Company"). All material intercompany transactions have been eliminated.

                The Company, when it was originally formed in 1996, planned to manage and acquire certain 220 MHz SMR mobile radio systems. However, due to capital constraints, the Company was unable to acquire such systems and ultimately ceased its activities. Through July 2001, the Company has had only minimal administrative activities, which primarily were to maintain the legal existence and standing of the Company.

                During August 2001, control of the entity was obtained by present management, and activities were initiated to establish a new business. In accordance with applicable accounting standards, the Company was deemed to have re-entered the development stage in August 2001. Through April 2002, planned principal operations had not commenced, and management devoted most of its efforts to general business planning, raising capital, recruiting personnel, obtaining business contracts, and developing markets. The Company emerged from the development stage during May 2002 when its planned principal operations began.

        DEVELOPMENT STAGE ENTERPRISE, AND GOING CONCERN CONSIDERATIONS
        --------------------------------------------------------------
                The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As described above, the Company was in the development stage from August 2001 until May 2002, at which time operations began. The Company has incurred a loss from operations, and its present level of revenues is not sufficient to cover all the Company's incurred expenses. Management recognizes that the Company must generate additional resources to enable it to pay its obligations as they come due, and that the Company must ultimately achieve profitable operations. Management is working to generate additional revenue from operations, and as necessary, to raise additional capital to support operations until the Company reaches profitability. No assurances can be given that the Company will be successful in these activities. Should any of these events not occur the accompanying consolidated financial statements will be materially affected.

        USE OF ESTIMATES
        ----------------
                The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        RECLASSIFICATIONS
        -----------------
                Certain amounts in the fiscal year 2001 financial statements have been reclassified to conform to the fiscal year 2002 presentation.

                      BIZCOM U.S.A., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2002 AND 2001


--------------------------------------------------------------------------------
NOTE 2          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

        REVENUE RECOGNITION AND CREDIT RISKS
        ------------------------------------
                Revenue generated from radio sales is generally recognized at the time the goods are shipped. Revenue from software sales and related consulting services is generally recognized at the time the product and/or service has been delivered and/or accepted by the customer.

                For the year ended June 30, 2002, three customers accounted for 84% of the Company's total sales and two vendors accounted for 91% of the Company's total purchases. At June 30, 2002, two customers accounted for all of the Company's accounts receivable, and one of these customers is a related party (see note 7). As such, the Company believes that it has an abnormal concentration of credit risk within its receivables because of the limited number of customers.

        INVENTORY
        ---------
                Inventory consists primarily of 220 MHz radios and radio components held for resale, and are being carried at the lower of cost (first-in, first-out method) or market.

        PROPERTY AND EQUIPMENT
        ----------------------
                Property and equipment, consisting of computer equipment and office equipment, is recorded at acquisition cost and depreciated using the straight-line method over the estimated useful lives of the assets, which is presently five years for all assets. Depreciation expense for the year ended June 30, 2002 was $6,026, and accumulated depreciation totaled $6,026 at June 30, 2002.

        INTANGIBLE ASSETS
        -----------------
                The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets" as of July 1, 2001. Intangible assets are recorded at acquisition cost, which is considered to be fair value per SFAS No. 142. Certain of the Company's intangible assets are licensing agreements that will be amortized over their expected useful life. The method of amortization shall reflect the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up. If that pattern cannot be reliably determined, a straight-line amortization method shall be used. The Company reviews these intangible assets periodically to assess whether the carrying amount will be fully recovered through estimated future operating cash flows. An impairment loss is recorded if the carrying amount exceeds the present value of the estimated future cash flows.

                The Company's intangible asset that arose from the purchase of a software license is amortized following the provisions of SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." This asset will be amortized on a product-by-product basis, and shall be the greater of (a) an amount computed based on anticipated future gross revenues, or (b) an amount computed on a straight-line method over the remaining economic life. An impairment loss will be recorded if the unamortized cost exceeds net realizable value.

        CASH AND CASH EQUIVALENTS
        -------------------------
                Cash and cash equivalents include highly liquid investments purchased with an original maturity of three months or less. At times, cash balances held at financial institutions were in excess of federally insured limits.

                      BIZCOM U.S.A., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2002 AND 2001


        ADVERTISING COSTS
        -----------------
                Advertising costs are expensed as incurred. Advertising expenditures totaled $11,836 during the year ended June 30, 2002.

        INCOME TAXES
        ------------
                The Company accounts for income taxes in accordance with the SFAS No. 109, "Accounting for Income Taxes." Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences, operating loss carryforwards, and tax credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. State minimum taxes, if any, are expensed as paid.

        NET LOSS PER SHARE
        ------------------
                The Company follows the provisions of SFAS No. 128, "Earnings per Share," which requires companies with complex capital structures or common stock equivalents to present both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is calculated as income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated using the "if converted" method for common stock equivalents.

        STOCK BASED COMPENSATION
        ------------------------
                SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record employee stock option compensation plans at fair value. The Company has chosen to apply Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" for its employee stock option grants. Under APB No. 25, if the exercise price of the Company's stock options is less than the market price of the underlying stock on the date of grant, the Company must recognize compensation expense, otherwise, no compensation is recorded. SFAS No. 123 will be followed for disclosure purposes only. For transactions with other than employees, in which services were performed in exchange for stock or other equity instruments, the transactions are recorded on the basis of the fair value of the services received or the fair value of the issued equity instrument, whichever is more readily measurable.

        STATEMENT OF COMPREHENSIVE INCOME
        ---------------------------------
                A statement of comprehensive income has not been included, per SFAS No. 130, "Reporting Comprehensive Income", as the Company has no items of other comprehensive income.

        FAIR VALUE OF FINANCIAL INSTRUMENTS
        -----------------------------------
                Cash, accounts receivable, accounts payable and other current liabilities are recorded in the financial statements at cost, which approximates fair market value because of the short-term maturity of those instruments.

        FREIGHT COSTS
        -------------
                Freight costs incurred for delivering goods to customers are included in cost of goods sold and amounted to $31,966 in 2002. The Company generated $2,842 of freight revenues recharged to customers in 2002, and this amount is included in sales.

                      BIZCOM U.S.A., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2002 AND 2001


        RECENT ACCOUNTING PRONOUNCEMENTS
        --------------------------------
                In July 2001, SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," were issued. SFAS No. 141 changes certain accounting methods used for business combinations. Specifically, it requires use of the purchase method of accounting for all business combinations, and eliminates the pooling-of-interests method. SFAS No. 142 establishes new guidance on how to account for purchased intangible assets, and for goodwill and intangible assets after a business combination is completed. The Company adopted these statements effective July 1, 2001, and they will not have any impact on the Company's financial position, results of operations, or cash flows.

                In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of and APB No. 30, Reporting the Results of Operations - Reporting the Effects of the Disposal of a Segment Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 establishes a single accounting model for assets to be disposed of by sale whether previously held and used or newly acquired. SFAS No. 144 retains the provisions of APB No. 30 for presentation of discontinued operations in the income statement, but broadens the presentation to include a component of an entity. SFAS No. 144 is effective for our fiscal year beginning July 1, 2002. We do not believe that the adoption of SFAS No. 144 will have a material impact on our financial position, results of operations or cash flows.


--------------------------------------------------------------------------------
NOTE 3          INTANGIBLE ASSETS
--------------------------------------------------------------------------------

                The Company has negotiated three separate licensing agreements for certain products and services. One agreement was completed in February 2002, and the other two in April 2002. These costs are as follows:

                                         Total       Cash Paid         License
                                        Purchase      Through        Obligation
                                         Price      June 30, 2002      Payable
                                       ----------     ----------     ----------
        220 MHz spectrum
           use agreement               $1,000,000     $1,000,000     $       --
        220 MHz radio patent
            and technology agreement      569,000        445,000        124,000
        Exclusive software
            license (see note 7)          439,000        439,000             --
                                       ----------     ----------     ----------
                                       $2,008,000     $1,884,000     $  124,000
                                       ==========     ==========     ==========

                The Company will amortize these assets over the expected useful life of the assets, which is five years for the spectrum use agreement and seven years for the radio patent and technology agreement. Amortization of the software license will be the greater of (a) an amount computed based on anticipated future gross revenues, or (b) the estimated remaining useful economic life of ten years. The useful lives were based on each asset's separate initial contractual life. Amortization began in the fourth quarter of fiscal 2002 as the assets were placed in service. Amortization expense for the year ended June 30, 2002 was $81,296, and accumulated amortization totaled $81,296 at June 30, 2002.

                      BIZCOM U.S.A., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2002 AND 2001


--------------------------------------------------------------------------------
NOTE 4          ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
--------------------------------------------------------------------------------

                Accounts payable and accrued liabilities consist of the following:

                                                               June 30, 2002     June 30, 2001
                                                               -------------     -------------
        Accounts payable                                         $102,176           $ 11,788
        Accrued professional fees                                  58,223                 --
        Accrued payroll and related taxes                          57,963                 --
                                                                 --------           --------
              Total accounts payable and accrued liabilities     $218,362           $ 11,788
                                                                 ========           ========

--------------------------------------------------------------------------------
NOTE 5          STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

        AUTHORIZED CAPITAL
        ------------------
                The total number of shares of capital stock which the Company has the authority to issue is 220,000,000 shares, consisting of 20,000,000 shares of Preferred Stock having a par value of $0.0001 per share and 200,000,000 shares of common stock having a par value of $0.0001 per share.

        COMMON STOCK
        ------------
                All shares of common stock are identical with each other in every respect, and the holders thereof are entitled to one vote for each share of common stock upon all matters upon which the shareholders have the right to vote.

                On July 31, 2001, the Company completed a 3 for 2 split of its common shares. In accordance with applicable accounting rules, this split has been retroactively applied to all periods presented.

        PREFERRED STOCK
        ---------------
                The Board of Directors of the Company is authorized, subject to the limitations prescribed by law, to provide for the issuance of shares of Preferred Stock in series and, by filing articles of amendment pursuant to the applicable law of the State of Florida, to establish from time to time the number of shares of Preferred Stock to be included in each such series and to determine and fix the designations, powers, preferences and rights of the shares of each such series (including without limitation the voting rights, dividend rights and preferences, liquidation rights and preferences, and conversion rights, if any, thereof) and the qualifications, limitations, and restrictions thereof.

                In August 1996, after filing an amendment to its Articles of Incorporation establishing a series of Preferred Stock designated as "Series A Preferred Stock" (the "Series A Preferred Stock"), the Company issued an aggregate of 900 shares of Series A Preferred Stock to three corporations controlled by the then Chairman and Chief Executive Officer of the Company for a cash purchase price of $1 per share. Among other things, the Series A Preferred Stock had a conversion feature, under which, at the option of the holder, it could be converted into a number of shares of common stock equal to 0.01% of the aggregate number of shares of common stock outstanding on a fully diluted basis. On July 25, 2001, the holders of all 900 shares of the Series A Preferred Stock outstanding converted their stock into 168,750 shares of common stock. As a result of this conversion, the Company has no remaining preferred stock issued or outstanding.

                      BIZCOM U.S.A., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2002 AND 2001


        PRIVATE PLACEMENTS OF COMMON STOCK
        ----------------------------------
                From October 17, 2001 through June 30, 2002, the Company issued 3,840,000 shares of common stock and 3,501,500 warrants pursuant to two separate private placement unit offerings. (See "Warrants to Purchase Common Stock - Summary" below.)

                The terms of the October 17, 2001 offering, as amended, were as follows: each unit was priced at $5,000, and was comprised if 5,000 shares of restricted common stock, $0.0001 par value per share, and 2,500 warrants to purchase additional shares of the Company's restricted common stock at an exercise price of $1.50 per share for a period of 3 years from date of issuance, subject to customary adjustments. Additional warrants were issued to certain investors who purchased multiple units. This offering was terminated on April 26, 2002.

                The terms of the April 29, 2002 offering is as follows: each unit is priced at $7,500, and is comprised of 3,000 shares of restricted common stock, $0.0001 par value per share, and 1,500 warrants to purchase additional shares of the Company's restricted common stock at an exercise price of $3.00 per share for a period of 3 years from date of issuance, subject to customary adjustments. Additional warrants are being issued to certain investors who purchase multiple units. See below for a description of shares and warrants issued subsequent to June 30, 2002.

                Expenses associated with the offerings through June 30, 2002 total $45,472, and they have been offset against the proceeds received. Through June 30, 2002, the Company has recorded net proceed of $3,997,028 from these private placements.

        STOCK OPTIONS - EMPLOYEES
        -------------------------
                During the year ended June 30, 2002, the Company issued options to an employee, in conjunction with his employment agreement, for 120,000 shares of common stock. These options have an exercise price of $3.00 per share, which was in excess of the Company's $2.50 per share fair value of its common stock at the date of grant, therefore no compensation charge has been recorded pursuant to APB No. 25. The options vest over a period of 36 months, with 37,500 options vesting during the first 90 days, and 2,500 options vesting each month for the next 33 months. The options expire on April 29, 2012.

        PRO-FORMA STOCK OPTION DISCLOSURES
        ----------------------------------
                SFAS No. 123 requires entities that account for awards of stock-based compensation to employees in accordance with APB No. 25 to present pro forma disclosures of results of operations and earnings per share as if compensation cost was measured at the date of grant based on the fair value of the award. For the year ended June 30, 2002, the fair value for granted options was estimated at the date of grant using a Black-Scholes options pricing model with the following weighted average assumptions: a risk free interest rate of 4.0%, zero dividend yield, no volatility since the Company's stock does not yet have an established trading market, and an average expected life of the options of ten years. The computed fair value of the options granted in fiscal 2002 is $0.48 each.

                The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                      BIZCOM U.S.A., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2002 AND 2001


                For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. With this expense included, the Company's net loss of $1,743,101 would have been increased by $12,027 for the year ended June 30, 2002. There is no impact on the year 2001, as the Company had not issued any options before fiscal 2002. The Company's basic and diluted loss per share of $(0.524) would have been increased to the pro forma loss per share of $(0.527) for the year ended June 30, 2002. The pro forma amounts may not be representative of the future effects on reported net income and earnings per share that will result from the future granting of stock options since future pro forma compensation expense may be allocated over the periods in which options become exercisable and new option awards may be granted each year.

        OPTIONS TO PURCHASE COMMON STOCK - SUMMARY
        ------------------------------------------

                The following tables summarize the Company's stock option activity:
                                                  Optioned      Weighted-Average
                                                   Shares        Exercise Price
                                               --------------    ---------------
        Options outstanding at July 1, 2001               --
        Issued to non-employees                           --
        Issued to employees                          120,000           $ 3.00
        Exercised, expired, or forfeited                  --
                                                  ----------

        Options outstanding at June 30, 2002         120,000           $ 3.00
                                                  ==========

                All of the options outstanding at June 30, 2002 expire on April 29, 2012. Of the options outstanding at June 30, 2002, none are available for exercise by the option holder.

        WARRANTS TO PURCHASE COMMON STOCK - SUMMARY
        -------------------------------------------

                As described above, the Company has issued, through June 30, 2002, warrants totaling 3,501,500. These immediately exercisable common stock purchase warrants were issued in two separate private placements. The warrants issued in the private placement which commenced October 17, 2001 and ended April 26, 2002 total 3,410,000, all expire during the Company's fiscal year ending June 30, 2005, and have an exercise price of $1.50 each. Warrants issued through June 30, 2002 in the private placement which commenced April 29, 2002 total 91,500, all expire during the Company's fiscal year ending June 30, 2005, and have an exercise price of $3.00 each. See below for warrant issuances subsequent to June 30, 2002, and for a description of contingent warrants.

        SUBSEQUENT ISSUANCES OF COMMON STOCK
        ------------------------------------
                Subsequent to June 30, 2002 and through September 20, 2002, the Company has issued shares of its common stock and warrants pursuant to the April 29, 2002 offering, as follows: 429,000 shares and 358,500 warrants for cash totaling $1,072,500.

        CONTINGENT WARRANTS
        -------------------
                The Company has a supply agreement with Datamarine International, Inc. which may obligate the Company to issue 300,000 warrants for its common stock at a future date. See Note 9.

                      BIZCOM U.S.A., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2002 AND 2001


--------------------------------------------------------------------------------
NOTE 6          NET LOSS PER COMMON SHARE
--------------------------------------------------------------------------------

                For the years ended June 30, 2002 and 2001, basic and diluted weighted average common shares includes only common shares outstanding as the inclusion of common stock equivalents would be anti-dilutive. The common stock equivalents at June 30, 2002 and 2001 are approximately 3,410,000 and 168,750 shares, respectively. The common stock equivalents in 2002 arise from the warrants issued to investors in the Company's two private placements, and the common stock equivalents in 2001 arise from the Company's Series A Preferred Stock.

                A reconciliation of the number of common shares shown as outstanding in the consolidated financial statements with the number of shares used in the computation of the weighted average common shares outstanding is shown below:

                                                         2002            2001
                                                      ----------      ----------

          Common shares outstanding at June 30th       5,883,750       1,875,000
          Effect of weighting                         (2,554,591)             --
                                                      ----------      ----------

          Weighted average common shares outstanding   3,329,159       1,875,000
                                                      ==========      ==========


--------------------------------------------------------------------------------
NOTE 7          RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

        PAYABLE TO SHAREHOLDER
        ----------------------
                Through July 2001, the period prior to the change in management (see Note 1), the majority shareholder advanced funds to and directly paid expenses of the Company. These advances were non-interest bearing and did not have any repayment terms. The amount advanced totaled $73,303 at June 30, 2001. On August 1, 2001, the Company and the shareholder agreed to settle the amount owed to him on that date, or $81,314, in the following manner: (i) an immediate payment to the shareholder of $1,314; (ii) a promissory note for $20,000, bearing interest at 5%, due and payable on demand; and (iii) a promissory note for $60,000, bearing interest at 5%, due and payable on July 31, 2002. The notes were all repaid during the year ended June 30, 2002. Interest totaling $2,824 was paid to the shareholder pursuant to these notes.

        TRANSACTIONS WITH A RELATED PARTY
        ---------------------------------
                At June 30, 2002, the Company has a receivable of $29,605 due from Public Safety Group, LLC ("PSG"), an entity whose managing member is an officer and director of the Company. This amount is included in accounts receivable on the accompanying balance sheet. The amount arose from a sale of software and consulting services during 2002 which totaled $37,605.

        OTHER TRANSACTIONS
        ------------------
                During the twelve months ended June 30, 2002, the Company has disbursed a total of $469,000 to PSG. Of this amount, $439,000 was paid to acquire a software license (see note 3), and the remainder was paid for emergency management consulting services, and was expensed in 2002.

                      BIZCOM U.S.A., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2002 AND 2001


--------------------------------------------------------------------------------
NOTE 8          INCOME TAXES
--------------------------------------------------------------------------------

                A summary of income taxes for the years ended June 30, 2002 and 2001 is as follows:

                                                          2002          2001
                                                       ---------      ---------
         Currently payable:
            Federal                                    $      --      $      --
            State                                             --             --
         Deferred tax (benefit) provision               (658,600)        (5,500)
                                                       ---------      ---------
                   Income tax (benefit) provision       (658,600)        (5,500)
         Change in valuation allowance                   658,600          5,500
                                                       ---------      ---------
                   Total income tax provision          $      --      $      --
                                                       =========      =========

                Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to net deferred income tax assets relate to the following:

                                                          2002          2001
                                                       ---------      ---------
          Net operating loss carryforward              $ 680,000      $  43,000
          Depreciation and amortization                   15,700             --
          Accrued liabilities and other                    5,900             --
          Valuation allowance                           (701,600)       (43,000)
                                                       ---------      ---------
                     Net deferred income tax asset     $      --      $      --
                                                       =========      =========

                There are no significant deferred tax liabilities. The Company has used a combined estimated federal and state tax rate of approximately 38% for all deferred tax computations. The tax benefit prior to the allowance differs from the Federal statutory rate of 34% primarily because of permanent differences and the effect of state income taxes.

                The Company has recorded a valuation allowance in accordance with the provisions of SFAS No. 109 to reflect the estimated amount of deferred tax assets that may not be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences and/or carryforward losses become deductible.

                The Company has available tax net operating loss carryovers ("NOLs") as of June 30, 2002 of approximately $1,790,000. The NOLs will expire beginning in the year 2017. Certain provisions of the tax law may limit the net operating loss carryforwards available for use in any given year in the event of a significant change in ownership interest. Management believes that such an ownership change occurred during the fiscal year ended June 2002, and that this change may cause the future use of the net operating loss carryover to be significantly limited.

                      BIZCOM U.S.A., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2002 AND 2001


--------------------------------------------------------------------------------
NOTE 9          COMMITMENTS AND CONTINGENCIES
--------------------------------------------------------------------------------

        DATAMARINE AGREEMENT
        --------------------
                On February 6, 2002, the Company executed an exclusive patent and technology agreement with Datamarine International, Inc. of Mountlake Terrace, Washington for $569,000. The agreement grants the Company an exclusive license on Datamarine's current and currently planned land mobile radio products (see Note 3, Intangible Assets). The Company has an obligation under this agreement to purchase from Datamarine 375 radios at $250 per radio; this commitment has been partially fulfilled as of June 30, 2002. Provided Datamarine delivers all the radios, the Company has an obligation to issue to Datamarine within 12 months a purchase warrant for 300,000 shares of the Company's common stock, exercisable for a period of three years, at an exercise price of $1.50 per share. The warrants, when they are earned by Datamarine, will be valued using the Black-Scholes valuation model, and the charge will be recorded to cost of sales.


        LEASING OBLIGATIONS
        -------------------
                The Company leases various office space and office equipment under agreements that expire on various dates through 2004. These leases are all accounted for as operating leases. Total rental expense for the year ended June 30, 2002 was $61,223. Future minimum lease payments subsequent to June 30, 2002 are as follows:

                Year Ending
                  June 30,
                -----------
                   2003                                            $ 84,960
                   2004                                              29,503
                                                                   --------
                                                                   $114,463
                                                                   ========

        LITIGATION, CLAIMS, AND ASSESSMENTS
        -----------------------------------
                In the ordinary course of business, the Company is exposed to various claims, threats, and legal proceedings. In management's opinion, the outcome of such matters, if any, will not have a material impact upon the Company's financial position and results of operations.