Form 10QSB
period 2002-09-30
BIZCOM USA INC
filed 2002-11-19
CIK 1023997

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[Mark One]

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2002

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 for the transition period from _______ to ________

                         Commission file number 0-49812

                               BIZCOM U.S.A., INC.
        (Exact name of small business issuer as specified in its charter)

                     Florida                           65-0681772
            (State of incorporation)          (I.R.S. Employer Ident. No.)

          5440 NW 33 Avenue, Suite 106, Fort Lauderdale, Florida   33309-6338
                 (Address of principal executive offices)          (Zip Code)

                  Registrant's telephone number: (954) 714-0028

The number of shares outstanding of each of the issuer's classes of equity as of November 19, 2002: 6,477,750 shares of common stock, $.0001 par value.

         Transitional Small Business Disclosure Format (Check One:) Yes__ No _X_

PART I.           FINANCIAL INFORMATION

Item 1. Financial Statements

                 Consolidated Balance Sheet as of September 30, 2002 (Unaudited)

                 Consolidated Statements of Operations for the Three Months Ended September 30, 2002 and 2001 (Unaudited)

                 Consolidated Statement of Stockholders' Equity (Deficit) for the Quarter Ended September 30, 2002 (Unaudited)

                 Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2002 and 2001 (Unaudited)

                 Notes to Consolidated Financial Statements

                      BIZCOM U.S.A., INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)

                               SEPTEMBER 30, 2002

================================================================================

                                                                     2002
                                                                 ------------
                                 ASSETS
                                 ------
CURRENT ASSETS
   Cash and cash equivalents                                     $     90,689
   Accounts receivable                                                255,429
   Inventory                                                          182,588
   Notes receivable - related parties                                 179,362
                                                                 ------------
          Total current assets                                        708,068

PROPERTY AND EQUIPMENT, net                                           121,274

INTANGIBLE ASSETS, net                                              1,845,407

OTHER ASSETS - Deposits                                                 1,474
                                                                 ------------

          TOTAL                                                  $  2,676,223
                                                                 ============

             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
             ----------------------------------------------

CURRENT LIABILITIES:
   Accounts payable and accrued liabilities                      $    274,463
   Payable to shareholder                                                  --
                                                                 ------------

          Total current liabilities                                   274,463
                                                                 ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
   Preferred stock, $0.0001 par value; 20,000,000
       shares authorized;  shares issued and outstanding:
       none in 2002,  900 shares of Series A in 2001                       --
   Common stock, $0.0001 par value; 200,000,000 shares
       authorized;  shares issued and outstanding:
       6,324,750 in 2002 and 2,043,750 in 2001                            632
   Additional paid-in capital                                       5,146,575
   Accumulated deficit                                             (2,745,447)
                                                                 ------------

          Stockholders' equity (deficit), net                       2,401,760
                                                                 ------------

          TOTAL                                                  $  2,676,223
                                                                 ============

             See notes to consolidated financial statements

                      BIZCOM U.S.A., INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
================================================================================

                                                              2002             2001
                                                          -----------       -----------
SALES, net                                                $   261,955       $        --

COST OF SALES                                                  89,308                --
                                                          -----------       -----------

          GROSS PROFIT                                        172,647                --

GENERAL AND ADMINISTRATIVE EXPENSES                         1,060,666             8,361
                                                          -----------       -----------

          LOSS FROM OPERATIONS                               (888,019)           (8,361)

INTEREST EXPENSE                                                   --               668
                                                          -----------       -----------

          LOSS BEFORE PROVISION FOR INCOME TAXES             (888,019)           (9,029)

PROVISION FOR INCOME TAXES                                         --                --
                                                          -----------       -----------

          NET LOSS                                        $  (888,019)      $    (9,029)
                                                          ===========       ===========



PER SHARE AMOUNTS - basic and diluted:

          Net loss per common share outstanding           $   (0.1453)      $   (0.0044)
                                                          ===========       ===========

          Weighted average common shares outstanding        6,110,855         2,043,750
                                                          ===========       ===========

                 See notes to consolidated financial statements.

                      BIZCOM U.S.A., INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
================================================================================

                                                                       2002              2001
                                                                   ------------      ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                        $  (888,019)      $    (9,029)
   Adjustments to reconcile net loss to net cash
   in operating activities:
    Depreciation and amortization                                       87,516                --
    Change in certain current assets and current liabilities:
      Increase in accounts receivable                                 (152,476)               --
      Increase in inventory                                            (78,165)               --
      Increase in notes receivable and prepaid expenses               (147,502)               --
     Increase in other assets                                             (350)               --
      Increase in accounts payable and accrued liabilities              56,101               668
      Decrease in license obligation payable                          (124,000)               --
                                                                   -----------       -----------

          NET CASH USED IN OPERATING ACTIVITIES                     (1,246,895)           (8,361)
                                                                   -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of property and equipment                              (9,146)               --
                                                                   -----------       -----------

          NET CASH USED IN INVESTING ACTIVITIES                         (9,146)               --
                                                                   -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net change in payable to shareholder                                   --             6,697
     Common stock issuance, net of expenses                          1,119,279                --
                                                                   -----------       -----------

          NET CASH PROVIDED BY FINANCING ACTIVITIES                  1,119,279             6,697
                                                                   -----------       -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                               (136,762)           (1,664)

CASH AND CASH EQUIVALENTS, beginning of period                         227,451             1,664
                                                                   -----------       -----------

CASH AND CASH EQUIVALENTS, end of period                           $    90,689       $        --
                                                                   ===========       ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for interest                                        $        --       $        --
                                                                   ===========       ===========
     Cash paid for income taxes                                    $        --       $        --
                                                                   ===========       ===========

             See notes to consolidated financial statements.

                        BIZCOM USA, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002
================================================================================

                                                     Preferred Stock           Common Stock
                                                ---------------------   --------------------------      Additional
                                                   Number   Par Value    Number          Par Value        Paid-in
                                                 of Shares   $.0001     of Shares         $.0001          Capital
                                                ---------------------  ----------      ------------     ------------
TOTALS,  July 1, 2002                                --      $--        5,883,750      $       588      $ 4,027,340

Common stock issued                                  --       --          441,000               44        1,119,235

Net loss for the period ended September 30, 2002     --       --               --               --               --
                                                             ---        ---------      -----------      -----------

TOTALS,  September 30, 2002                          --      $--        6,324,750      $       632      $ 5,146,575
                                                    ===      ===        =========      ===========      ===========


[RESTUB]


                                                                     Stockholders'
                                                     Accumulated       Equity
                                                       Deficit      (Deficit), Net
                                                     -----------    --------------
TOTALS,  July 1, 2002                                $(1,857,428)        2,170,500

Common stock issued                                           --         1,119,279

Net loss for the period ended September 30, 2002        (888,019)         (888,019)
                                                     -----------       -----------

TOTALS,  September 30, 2002                          $(2,745,447)      $ 2,401,760
                                                     ===========       ===========

                 See notes to consolidated financial statements.

                      BIZCOM U.S.A., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 (UNAUDITED)

================================================================================
NOTE 1.        BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
================================================================================

               INTERIM INFORMATION
               -------------------
               The financial statements of BizCom U.S.A., Inc. and its subsidiaries (the "Company") for the three months ended September 30, 2002 and 2001 have been prepared in accordance with generally accepted accounting principles for interim financial information and the applicable regulations of the Securities and Exchange Commission ("SEC") for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements as of and for the periods ended September 30, 2002 and 2001 are unaudited. The financial statements and notes are the representation of the Company's management, which is responsible for their integrity and objectivity. The accounting policies of the Company are in accordance with generally accepted accounting principles. In the opinion of the management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These interim financial statements should be read in conjunction with the audited financial statements of the Company for the years ended June 30, 2002 and 2001. The results of operations for the interim periods are not necessarily indicative of the results of operations for the fiscal year.

               GOING CONCERN CONSIDERATIONS
               ----------------------------
               The Company's financial statements have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has historically had no operations or sources of revenues. Management recognizes that the Company must generate capital and/or revenue resources to enable it to continue in existence. The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon the Company achieving these goals, however, no assurances can be given that the Company will be successful in these activities. Should any of these events not occur, the accompanying consolidated financial statements will be materially affected.

               INVENTORY
               ---------
               Inventory consists of 220 MHz radios and radio components, and is being carried at the lower of cost (first-in, first-out method) or market.

               PROPERTY AND EQUIPMENT
               ----------------------
               Property and equipment, consisting of computer equipment and office equipment, is recorded at acquisition cost and depreciated using the straight-line method over the estimated useful lives of the assets. Depreciation expense for the three-month period ended September 30, 2002 was $ 6,219, using a useful live of five years.

               INTANGIBLE ASSETS
               -----------------
               The Company has adopted SFAS No. 142 "Goodwill and Other Intangible Assets" as of July 1, 2001. Intangible assets are recorded at acquisition cost, which is considered to be fair value per Statement of Financial Accounting Standards ("SFAS") No. 142. Intangible assets consist of certain licensing agreements that will be amortized over their expected useful life. The method of amortization shall reflect the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up. If that pattern cannot be reliably determined, a straight-line amortization method shall be used. The Company reviews these intangible assets periodically to assess whether the carrying amount will be fully recovered through estimated future operating cash flows. An impairment loss is recorded if the carrying amount exceeds the present value of the estimated future cash flows.

================================================================================
NOTE 1.        BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES,
               CONTINUED
================================================================================

               INCOME TAXES
               ------------
               Any deferred tax assets generated by the net operating losses have been offset in their entirety by a deferred tax asset valuation allowance.

               STATEMENT OF COMPREHENSIVE INCOME
               ---------------------------------
               A statement of comprehensive income is not presented since the Company has no items of other comprehensive income.

               RECLASSIFICATIONS
               -----------------
               Certain 2001 amounts have been reclassified to conform to the 2002 presentation.

               RECENT ACCOUNTING PRONOUNCEMENTS
               --------------------------------
               In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of the FASB Statement No. 13, and Technical Corrections. SFAS 145 rescinds the provision of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of FASB No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of FASB 145 related to classification of debt extinguishments are effective for fiscal years beginning after May 15, 2002. The provisions of SFAS 145 related to lease modifications is effective for transactions occurring after May 15, 2002. Earlier application is encouraged.

================================================================================
NOTE 2.        ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
================================================================================

               Accounts payable and accrued liabilities consist of the following:

                                                                         9/30/02      9/30/01
                                                                        --------     ---------
               Accounts payable                                         $204,813      $ 11,788
               Accrued payroll and interest expense                       69,650           668
                                                                        --------      --------
                    Total accounts payable and accrued liabilities      $274,463      $ 12,456
                                                                        ========      ========

================================================================================
NOTE 3.        RELATED PARTY TRANSACTIONS
================================================================================

               Through September 30, 2002, the Company has advanced a total of $23,000 to The Public Safety Group, LLC ("PSG"), an entity whose members include certain employees of the Company. In addition, the Company has advanced approximately $ 155,000 to the systems manager under the Company's existing 220 MHz SMR spectrum agreement. These amounts are due on March 29, 2003.

================================================================================
NOTE 4.        CAPITAL STOCK
================================================================================

               PRIVATE PLACEMENT OF COMMON STOCK
               ---------------------------------
               During the quarter ended September 30, 2002, the Company issued 441,000 shares of common stock. The shares were sold pursuant to a unit offering, with each unit comprised of 3,000 shares of the Company's restricted common stock, $ .0001 par value per share, and warrants to purchase additional shares, pursuant to a private placement memorandum. Expenses associated with the offering have been offset against the proceeds received. In addition to the common shares, 369,000 warrants were issued which entitle the holder to purchase an additional share of the Company's restricted common stock at an exercise price of $3.00 per share for a period of 3 years from date of issuance, subject to customary adjustments.

================================================================================
NOTE 5.        COMMITMENTS AND CONTINGENCIES
================================================================================

               DATAMARINE AGREEMENT
               --------------------
               On February 6, 2002, the Company executed an exclusive patent and technology agreement with Datamarine International, Inc. of Mountlake Terrace, Washington for $ 569,000. The agreement grants the Company an exclusive license on Datamarine's current and currently planned land mobile radio products (see note 7). The Company has an obligation under this agreement to purchase from Datamarine 375 radios at $250 per radio; this commitment has been partially fulfilled as of September 30, 2002. Provided Datamarine delivers all the radios, the Company has an obligation to issue to Datamarine within 12 months a purchase warrant for 300,000 shares of the Company's common stock, exercisable for a period of three years, at an exercise price of $1.50 per share. The warrants, if issued, will be valued using the Black Scholes method.

               LEASE OBLIGATIONS - OFFICE FACILITIES
               -------------------------------------
               Corporate offices are occupied under both an annual lease agreement and a month-to-month sublease agreement. Lease payments during the quarter ended September 30, 2002 were approximately $ 6,200 per month. Effective October 1, 2002, the lease was amended to include additional space which increased the monthly payment to approximately $ 10,000 per month. The future payments due under the lease agreement over the next year are approximately $ 120,000.

               LITIGATION, CLAIMS, AND ASSESSMENTS
               -----------------------------------
               In the ordinary course of business, the Company is exposed to various claims, threats, and legal proceedings. Except as discussed in the immediately following paragraph, in management's opinion, the outcome of such matters, if any, will not have a material impact upon the Company's financial position and results of operations.

               LICENSE AGREEMENT
               -----------------
               We are currently having a dispute with the licensor of the MaxResponder software which we currently market pursuant to a license agreement with the licensee of such software, The Public Safety Group, LLC. The licensor generally contends that the licensee did not have the authority to provide the Company with broad based marketing rights to such product. We have retained intellectual property counsel who has reviewed this matter and is of the view that the licensee acted within its authority to grant the Company its current licensing rights. We plan to continue to market such software product and will consider, together with counsel, pursuing all legal and equitable remedies in the event this matter is not promptly resolved to our satisfaction. To the extent this matter is not ultimately resolved to our satisfaction, however, such result could negatively impact our revenues and results of operations.

================================================================================
NOTE 6.        NET LOSS PER COMMON SHARE
================================================================================

               For the three-month periods ended September 30, 2002 and 2001, basic and diluted weighted average common shares includes only common shares outstanding as the inclusion of common stock equivalents would be anti-dilutive. The Company's common stock equivalents at September 30, 2002 consisted of warrants issued in the recent private placement. The common stock equivalents, if converted, would have increased common shares outstanding at September 30, 2002 by 3,895,500.

================================================================================
NOTE 6.        NET LOSS PER COMMON SHARE, CONTINUED
================================================================================

               A reconciliation of the number of common shares shown as outstanding in the financial statements with the number of shares used in the computation of weighted average common shares outstanding is shown below:

                     Three months ended:                                            9/30/02            9/30/01
                     -------------------                                           ---------          ---------
                     Common shares outstanding                                     6,324,750          2,043,750
                     Effect of weighting                                            (213,895)
                                                                                   ---------          ---------

                     Weighted average common shares outstanding                    6,110,855          2,043,750
                                                                                   =========          =========

================================================================================
NOTE 7.        INTANGIBLE ASSETS
================================================================================

               The Company has negotiated three separate licensing agreements for certain products and services. These costs are as follows:

                                                           Total
                                                         Purchase
                                                           Price
                                                        ----------
                 220 MHz spectrum                       $1,000,000
                    use agreement
                 220 MHz radio patent                      569,000
                 and technology agreement
                 Exclusive software                        439,000
                 license (see note 3)
                                                        ----------
                                                        $2,008,000
                                                        ==========

               The Company will amortize these assets over the expected useful life of the assets, which range from five to ten years. Amortization for the quarter ended September 30, 2002 was $ 81,296.

================================================================================
NOTE 8.        SEGMENT REPORTING
================================================================================

               The Company's reportable business segments are strategic business units that offer distinctive products that are marketed through different channels.

               The two reportable segments of the Company for the quarter ended September 30, 2002 are land mobile radio sales and public safety software and consulting. There were no such reportable segments for the quarter ended September 30, 2001.

               The Company's accounting policies for segments are the same as those described in the summary of significant accounting policies. Management evaluates segment performance based on segment profit and loss. Information for reportable segments is as follows:

                     September 30, 2002                   Land
                     ------------------                  Mobile             Public
                                                          Radio             Safety         Other          Total
                                                      ----------------   -------------  ------------     --------
                     Sales                               $204,307          $57,253         $125          $261,955
                     Purchases                             88,258            1,050           --            89,308
                                                      ----------------   -------------  ------------     --------
                     Segment gain (loss)                  116,049           56,203          125           172,647
                     Unallocated general and
                     administrative expenses                                                            1,060,666
                                                                                                        ---------
                     Net loss                                                                            $888,019
                                                                                                         ========

================================================================================
NOTE 9.        EXECUTIVE COMPENSATION
================================================================================

               In April 2002, the Company signed a three-year employment contract with an executive that includes a base salary of $130,000 plus a performance bonus provision. The contract also provides for the issuance of warrants for the purchase of 120,000 shares of the Company's common stock at an exercise price of $3.00 per share, for a period of 10 years. The warrants vest over a 36-month period, based on the executive's continued employment. The executive will serve as the Company's Chief Operating Officer and Chief Technical Officer.

================================================================================
NOTE 10.       SUBSEQUENT EVENTS
================================================================================

               In October 2002, the Company has issued 144,000 shares of common stock and warrants to purchase 72,000 shares of common stock pursuant to the April 29, 2002 offering for cash totaling $ 360,000.

               In October 2002, the Company entered into a termination agreement with an employee. The agreement requires bi-weekly payments through January 2003 for a total of $30,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

         This Report on Form 10-QSB contains forward-looking statements within the meaning of and which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties which could cause actual results to be materially different from historical results or from any results expressed or implied by such forward-looking statements. Forward-looking statements generally are accompanied by words such as "anticipates," "belief," "believes," "estimates," "expects," "intends," "plans" and similar statements, and should be considered uncertain and forward-looking. Any forward-looking statements speak only as of the date on which such statement is made, are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements, whether as a result of new information, future events or otherwise. Factors that could cause our results to differ materially from the results discussed in such forward-looking statements include, without limitation, going-concern considerations, uncertain ability to meet capital needs, no assurances of and uncertainty of future profitability, uncertainty of broad based market acceptance for the Company's products and services, the impact of competitive services and pricing, possible reliance on certain prospective customers and certain current vendors which may result in a concentration of credit risk within our receivables, current dispute concerning our right to market MaxResponder software which, if not favorably resolved, could negatively impact our revenues and results of operations, continued U.S. economic uncertainty, our ability to manage growth and implement our business strategy which includes possible acquisitions and their integration into our operations, and as further set forth in our Form 10-KSB for the fiscal year ending June 30, 2002 under the heading "Factors That May Effect Future Operating Results," in our press releases and other reports filed with the Securities and Exchange Commission. Many of such risk factors are beyond our control. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the results anticipated in these forward-looking statements contained in this Report will in fact occur. All forward-looking statements wherever they may appear are expressly qualified in their entirety by the cautionary statements in this section. We undertake no obligation to update any such forward-looking statements.

Organization and Operations

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

         We offer such products and services both independent of each other as well as together. This depends upon whether a prospective end user of such products owns or otherwise has access to its own 220 MHz SMR license, transmission equipment and facilities and desires to purchase radio equipment to transmit on such facilities, or desires to acquire radio equipment and the ability to access transmission equipment and facilities upon which such radio equipment may be utilized.

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

         In April 2002, we entered into:

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

Critical Accounting Policies

         Management believes the following critical accounting policies affect the significant judgments and estimates used in the preparation of the financial statements.

Use of Estimates

         Management's discussion and analysis of financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates these estimates, including those related to valuation allowance for the deferred tax asset, estimated useful life of fixed assets and the carrying value of long-lived assets and intangible assets. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Results of Operations

Three Months Ended September 30, 2002 Compared to the Three Months Ended September 30, 2001.

         For the three months ended September 30, 2002, the Company had a net loss of $(888,019) or $(0.1453) per share, basic and diluted, as compared to the three months ended September 30, 2001 where the Company had a net loss of $(9,029) or $(.0044) per share, basic and diluted.

         The increase in net loss of $(878,990) is a result of the following:

         Revenue for the three months ended September 30, 2002 was $261,955. The Company did not generate any revenue during the three month period ended September 30, 2001.

         Expenses for the three month period ended September 30, 2002 were $1,149,974 as compared to $9,029 for the three months ended September 30, 2001. The increase in overall expenses of $1,140,945 is due primarily to: (i) an increase in payroll and related costs due to hiring employees and other personnel; (ii) an increase in professional fees associated with legal and accounting services as a result of the Company becoming a reporting company under the Securities Exchange Act of 1934; and (iii) amortization of the Company's intangible assets.

         The expenses for the three months ended September 30, 2001 of $9,029 represent office related expenditures.

Liquidity and Capital Resources

         Our consolidated financial statements appearing elsewhere in this Report have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Management realizes that we must generate additional capital and revenue sources to enable us to achieve profitable operations. To the extent that we are unable to obtain additional working capital from operations and/or other sources as required or otherwise desired, our consolidated financial statements will be materially affected.

         At September 30, 2002, we had stockholders' equity of $2,401,760 and working capital of $433,605. Since our inception, we have incurred losses of approximately $(2,745,447). Our operations and growth have been funded primarily by the sale of common stock with gross cash proceeds of approximately $5,150,000 through September 30, 2002. These funds have been used for working capital and general corporate purposes in furtherance of our business plan.

         We are planning on obtaining additional capital by achieving at least break-even cash flow from operations and selling equity and/or debt securities. The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon us obtaining additional revenues and equity capital and ultimately achieving profitable operations. No assurances can be given that we will be successful in these activities. Should any of these events not occur, our financial statements will be materially affected.

         We have used a significant portion of the equity raised to obtain three separate licensing agreements for certain products and services. One agreement was entered into in February 2002, and the other two in April 2002. These agreements and the related costs through September 30, 2002 are as follows:

                               Total           Cash Paid     License
                             Purchase           Through     Obligation
                               Price            9/30/02    Still Payable

220 MHz spectrum use          $1,000,000      $1,000,000      $-0-
agreement
220 MHz radio patent and         569,000         569,000       -0-
technology agreement
Software license                 439,000         439,000       -0-
                              ----------      ----------      ----
                              $2,008,000      $2,008,000      $-0-

         Through September 30, 2002, we have advanced a total of $23,000 to The Public Safety Group, LLC, the entity with whom we entered into the software license agreement discussed above and whose members include certain Company employees. In addition, we have advanced approximately $155,000 to the systems manager under the Company's 220 MHZ SMR spectrum agreement.

         We currently plan to seek additional equity financing on a private placement basis of up to approximately $5,527,500 from accredited investors.

         To the extent we are successful in raising additional private placement equity capital of up to approximately $5,527,500 over approximately the next four (4) months, of which no assurances are given, we believe that such funds, together with funds on hand, and funds anticipated from operations, will provide sufficient capital to meet our cash and operational requirements for up to approximately fifteen (15) months from our receipt thereof. Such funds, if obtained, are planned to be utilized, together with certain funds previously received, in the approximate amounts set forth below for the following material commitments: working capital and general corporate purposes, including but not limited to sales and marketing activities, the hiring and retention of additional management, sales and marketing personnel, and day to day operations ($4,350,000); research and development for public safety and land mobile radio products ($2,000,000); 220 MHz SMR asset acquisitions and related expenditures ($900,000); and public safety/emergency disaster relief asset acquisitions and related expenditures ($250,000).

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

         In the event of our receipt of substantially less than approximately $5,527,500 in additional gross proceeds, management may, in such event, itself effect loans and/or one or more equity investments in the Company and will also seek such financing from the Company's shareholders as well as third parties. There are, however, no agreements, arrangements or understandings in this regard.

         If required as determined by management, additional steps would also be undertaken in the following order: (i) reduce level of planned staffing; (ii) outsource sales and marketing efforts on a commission-only basis; and (iii) seek to sell select assets, as may be required, from time to time, for cash proceeds.

         In the event we were to receive little or no additional proceeds, such event will significantly restrict our operations and will have a substantial adverse effect on the Company and shareholders. Our failure to obtain financing as needed would have a material adverse effect upon the Company and its business as we believe our current cash position will enable us to sustain current operations for only up to approximately four (4) months. No assurances are given that we will be able to obtain additional capital as required or otherwise desired, or otherwise obtain additional capital on terms acceptable to the Company.

         Our operations will continue to require significant capital expenditures both for our continued day-to-day operations and to the extent we may acquire and integrate select assets, including 220 MHz SMR licenses and related equipment. We plan to finance these capital expenditures through revenues from operations and financing from outside sources, the availability of which no assurance are given. Revenues from operations are not currently adequate to sustain present operations and we will continue to require funding from outside sources for the currently foreseeable future, the availability of which cannot be assured. We have recently retained additional sales and marketing personnel for both our 220 MHz SMR and emergency management software products and services. However, it is not presently anticipated that such increased sales and marketing efforts will result in any significant revenues from such efforts, if at all, until approximately the first quarter of calendar year 2003. If we are unable to continue to access outside financing until at least such time, of which no assurances are given, our operations will be materially adversely affected.

         We do not currently anticipate purchasing, leasing or selling any plant or significant equipment during approximately the next twelve (12) months except to the extent that we may engage in acquiring 220 MHz SMR assets and equipment. To the extent that we engage in such acquisitions, we plan to utilize shares of the Company's common stock for such purposes. Such common stock issuances, as well as common stock issuances for cash, to the extent effected, will have the effect of creating further shareholder dilution.

         Depending upon our success in raising additional capital, and as discussed above, we plan to engage in research and development to, among other things, integrate our radio and emergency management software products.

         We do not believe that inflation has had a material effect on our results of operations. However, there can be no assurances that our business will not be affected by inflation in the future.

         We do not generally believe that our business is seasonal; however, we are aware of the fact that federal government agencies which may be interested in our emergency management software products and services generally expend budgeted funds allocated to them by September 30 of each calendar year and that state agencies (and local municipalities, including counties, cities and towns, all of which generally follow the expenditure period of the state in which they are located) generally expend budgeted funds allocated to them by either June 30 or September 30 of each calendar year, depending upon the particular state. As such, we may find in some instances that sales of our emergency software products and services may be greater in or around such time periods.

         The Company plans to shortly adopt a stock option plan for a to-be determined number of shares of common stock. Any issuances of common stock under such plan will cause dilution to existing shareholders.

         We are currently having a dispute with the licensor of the MaxResponder software which we currently market pursuant to a license agreement with the licensee of such software, The Public Safety Group, LLC. The licensor generally contends that the licensee did not have the authority to provide the Company with broad based marketing rights to such product. We have retained intellectual property counsel who has reviewed this matter and is of the view that the licensee acted within its authority to grant the Company its current licensing rights. We plan to continue to market such software product and will consider, together with counsel, pursuing all legal and equitable remedies in the event this matter is not promptly resolved to our satisfaction. To the extent this matter is not ultimately resolved to our satisfaction, however, such result could negatively impact our revenues and results of operations.

Item 3.  Controls and Procedures

         Within the 90 day period prior to the filing of this Report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chief Executive, Principal Financial and Accounting Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive, Principal Financial and Accounting Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission ("Commission") rules and forms. Subsequent to the date of such evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the disclosure controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

         It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         None.

ITEM 2. CHANGES IN SECURITIES

         For the period July 1, 2002 through September 30, 2002, the Company sold the following securities pursuant to Section 4(2) under the Securities Act of 1933, as amended (the "Securities Act"), based upon the limited number of offerees, their relationship to the Company, the number of shares offered in each offering, the size of the respective offerings, and the manner of each offering:

         We issued units at a price of $7,500 per unit for an aggregate of $1,102,500 to accredited investors pursuant to Rule 506 under the Securities Act; each Unit is comprised of 3,000 shares of restricted common stock and a warrant to purchase 1,500 shares of restricted common stock at an exercise price of $3.00 per share for a period of 3 years from the date of issuance, subject to customary adjustments. Each of the certificates representing shares of common stock and warrants bear a restrictive legend restricting transferability under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

                  None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None.

ITEM 5. OTHER INFORMATION

                  None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                  (a) Exhibits

Exhibit No.       Description
3.0               Articles of Incorporation of BizCom U.S.A., Inc. (incorporated by reference to
                  Exhibit 3.0 to BizCom's Amendment No. 2 to Form 10-SB filed on July 23, 2002

3.1               Bylaws (incorporated by reference to Exhibit 3.1 to BizCom's Amendment No. 2 to Form 10-SB filed on July 23, 2002)

4.0               Form of Common Stock Share Certificate (incorporated by reference to Exhibit
                  4.0 to BizCom's Amendment No. 2 to Form 10-SB filed on July 23, 2002)

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

10.1              Amendment to Exclusive Patent and Related Technology License Agreement by
                  and between BizCom U.S.A., Inc. and Datamarine International, Inc.(incorporated by reference to Exhibit 10.1 to BizCom's Amendment No. 2 to Form 10- SB filed on July 23, 2002)

10.2              Consulting Agreement by and between BizCom U.S.A., Inc. and The Public
                  Safety Group LLC (incorporated by reference to Exhibit 10.2 to BizCom's
                  Amendment No. 2 to Form 10-SB filed on July 23, 2002)

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


10.6              Assignment and Amendment of Lease dated July 17, 2002 (incorporated by reference to Exhibit 10.6 to BizCom's Form 10-KSB filed on October 15, 2002)

10.7              Agreement by and between BizCom U.S.A., Inc. and Edward W. Lent III dated as of October 14, 2002 (incorporated by reference to Exhibit 10.7 to BizCom's Form
                  10-KSB filed on October 15, 2002)

                  (b) Reports on Form 8-K

                  On July 22, 2002, a current report on Form 8-K was filed with the Commission reporting that its Form 10-SB registration statement, as amended, and as filed with the Commission, became effective on July 9, 2002.

                  On November 5, 2002, a current report on Form 8-K was filed with the Commission reporting a change in the Company's certifying accountant.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   BizCom U.S.A., Inc.
                                   (Registrant)


Date: November 19, 2002            By: /s/ Hanan Klein
                                   ---------------------------------------------
                                   Hanan Klein, Chief Executive Officer,
                                   Principal Financial and Accounting Officer

                                  CERTIFICATION

         I, Hanan Klein, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of BizCom U.S.A., Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

       Signature                               Title                 Date

/s/ Hanan Klein           Chief Executive Officer,             November 19, 2002
---------------           President, Principal Financial
Hanan Klein               and Accounting Officer,
                          Secretary and Chairman
                          of the Board of Directors