Form 10QSB
period 2002-12-31
BIZCOM USA INC
filed 2003-02-14
CIK 1023997

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[Mark One]

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended December 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ___________ to
         ____________

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

The number of shares outstanding of each of the issuer's classes of common equity as of February 7, 2003: 12,041,750 shares of common stock, $.0001 par value.

    Transitional Small Business Disclosure Format (Check One:) Yes [ ]  No [X]

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheet as of December 31, 2002 (Unaudited)

           Consolidated Statements of Operations for the Three Months and Six Months Ended December 31, 2002 and 2001 (Unaudited)

           Consolidated Statement of Stockholders' Equity (Deficit) for the Six Months Ended December 31, 2002 (Unaudited)

           Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2002 and 2001 (Unaudited)

           Notes to Consolidated Financial Statements

                      BIZCOM U.S.A., INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                DECEMBER 31, 2002
--------------------------------------------------------------------------------

                                                                        2002
                                                                    -----------

                                     ASSETS
                                     ------
CURRENT ASSETS
   Cash and cash equivalents                                        $   113,629
   Accounts receivable                                                  488,185
   Inventory                                                             91,114
   Notes receivable - related parties                                   364,194
                                                                    -----------
           Total current assets                                       1,057,122

PROPERTY AND EQUIPMENT, net                                             114,322

INTANGIBLE ASSETS, net                                                1,763,397

OTHER ASSETS - Deposits                                                   1,474
                                                                    -----------

           TOTAL                                                    $ 2,936,315
                                                                    ===========


        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                                                                    -----------

CURRENT LIABILITIES:
   Accounts payable and accrued liabilities                         $   367,285
                                                                    -----------

           Total current liabilities                                    367,285
                                                                    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
   Preferred stock, $0.0001 par value; 20,000,000
       shares authorized;  shares issued and outstanding:
       none in 2002,  900 shares of Series A in 2001                         --
   Common stock, $0.0001 par value; 200,000,000 shares
       authorized;  shares issued and outstanding:
       6,708,750 in 2002 and 2,828,750 in 2001                              671
   Additional paid-in capital                                         6,078,875
   Accumulated deficit                                               (3,510,516)
                                                                    -----------

           Stockholders' equity (deficit), net                        2,569,030
                                                                    -----------

           TOTAL                                                    $ 2,936,315
                                                                    ===========

                 See notes to consolidated financial statements.

                      BIZCOM U.S.A., INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                           DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------

                                                              THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                 DECEMBER 31,                   DECEMBER 31,

                                                             2002            2001           2002            2001
                                                         -----------     -----------     -----------     -----------
SALES, net                                               $   496,406     $        --     $   754,408     $        --

COST OF SALES                                                234,985              --         321,755
                                                         -----------     -----------     -----------     -----------

           GROSS PROFIT                                      261,421              --         432,653              --

GENERAL AND ADMINISTRATIVE EXPENSES                        1,028,750         247,317       2,085,866         255,678
                                                         -----------     -----------     -----------     -----------

           LOSS FROM OPERATIONS                             (767,329)       (247,317)     (1,653,213)       (255,678)

INTEREST EXPENSE                                                  --              --              --          (1,583)
OTHER INCOME (EXPENSE)                                            --            (915)            125              --
                                                         -----------     -----------     -----------     -----------


           LOSS BEFORE PROVISION FOR INCOME TAXES           (767,329)       (248,232)     (1,653,088)       (257,261)

PROVISION FOR INCOME TAXES                                        --              --              --              --
                                                         -----------     -----------     -----------     -----------

           NET LOSS                                      $  (767,329)    $  (248,232)    $(1,653,088)    $  (257,261)
                                                         ===========     ===========     ===========     ===========


PER SHARE AMOUNTS - basic and diluted:

           Net loss per common share outstanding         $   (0.1175)    $   (0.1044)    $   (0.2613)    $   (0.1176)
                                                         ===========     ===========     ===========     ===========

           Weighted average common shares outstanding      6,528,717       2,377,120       6,325,565       2,187,501
                                                         ===========     ===========     ===========     ===========

                 See notes to consolidated financial statements.

                        BIZCOM USA, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 2002
--------------------------------------------------------------------------------

                                     Preferred Stock              Common Stock
                                -----------------------    --------------------------    Additional                   Stockholders'
                                  Number     Par Value       Number        Par Value       Paid-in      Accumulated      Equity
                                of Shares     $.0001        of Shares       $.0001         Capital        Deficit     (Deficit), Net
                                ---------    ----------    -----------    -----------    -----------    -----------   --------------
TOTALS,  June 30, 2002                 --    $       --      5,883,750    $       588    $ 4,027,340    $(1,857,428)      2,170,500

Common stock issued                    --            --        825,000             83      2,051,535             --       2,051,618

Net loss for the period ended
     December 31, 2002                 --            --             --             --             --     (1,653,088)     (1,653,088)
                                 --------    ----------    -----------    -----------    -----------    -----------     -----------

TOTALS,  December 31, 2002             --    $       --      6,708,750    $       671    $ 6,078,875    $(3,510,516)    $ 2,569,030
                                 ========    ==========    ===========    ===========    ===========    ===========     ===========


                 See notes to consolidated financial statements.

                     BIZCOM U.S.A., INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
              FOR THE SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------

                                                                             2002           2001
                                                                         -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                              $(1,653,088)    $  (257,261)
   Adjustments to reconcile net loss to net cash
   in operating activities:
    Depreciation and amortization                                            176,170           1,594
    Change in certain current assets and current liabilities:
      Increase in accounts receivable                                       (385,232)             --
      Decrease in inventory                                                   13,309              --
      Increase in notes receivable and prepaid expenses                     (364,194)             --
     Increase in other assets                                                 31,510              --
      Increase (decrease) in accounts payable and accrued liabilities        147,481         (11,788)
      Increase in accrued interest                                                --           1,257
                                                                         -----------     -----------
           NET CASH USED IN OPERATING ACTIVITIES                          (2,034,044)       (266,198)
                                                                         -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of property and equipment                                    (8,838)        (15,941)
     Purchase of license agreements                                         (124,000)       (359,958)
                                                                         -----------     -----------

           NET CASH USED IN INVESTING ACTIVITIES                            (132,838)       (375,899)
                                                                         -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Advances from shareholder                                                    --           6,697
     Net change in payable to shareholder                                         --         (20,000)
     Common stock issuance, net of expenses                                2,053,060         762,759
                                                                         -----------     -----------

           NET CASH PROVIDED BY FINANCING ACTIVITIES                       2,053,060         749,456
                                                                         -----------     -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                     (113,822)        107,359

CASH AND CASH EQUIVALENTS, beginning of period                               227,451           1,664
                                                                         -----------     -----------

CASH AND CASH EQUIVALENTS, end of period                                 $   113,629     $   109,023
                                                                         ===========     ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for interest                                              $        --     $       326
                                                                         ===========     ===========
     Cash paid for income taxes                                          $        --     $        --
                                                                         ===========     ===========


                See notes to consolidated financial statements.

                      BIZCOM U.S.A., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001 (UNAUDITED)

--------------------------------------------------------------------------------
NOTE 1.        BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

               INTERIM INFORMATION
               -------------------
               The financial statements of BizCom U.S.A., Inc. and its subsidiaries (the "Company") for the three months ended December 31, 2002 and 2001 have been prepared in accordance with generally accepted accounting principles for interim financial information and the applicable regulations of the Securities and Exchange Commission ("SEC") for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements as of and for the periods ended December 31, 2002 and 2001 are unaudited. The financial statements and notes are the representation of the Company's management, which is responsible for their integrity and objectivity. The accounting policies of the Company are in accordance with generally accepted accounting principles. In the opinion of the management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These interim financial statements should be read in conjunction with the audited financial statements of the Company for the years ended June 30, 2002 and 2001. The results of operations for the interim periods are not necessarily indicative of the results of operations for the fiscal year.

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

--------------------------------------------------------------------------------
NOTE 1.        BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES,
               CONTINUED
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
NOTE 2.        ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
--------------------------------------------------------------------------------

               Accounts payable and accrued liabilities consist of the following:

                                                                    12/31/02    12/31/01
                                                                    --------    --------
               Accounts payable                                     $245,697    $     --
               Accrued payroll and interest expense                  121,588       1,257
                                                                    --------    --------
                  Total accounts payable and accrued liabilities    $367,285    $  1,257
                                                                    ========    ========

--------------------------------------------------------------------------------
NOTE 3.        RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

               Through December 31, 2002, the Company has advanced a total of $23,000 to Public Safety Group, LLC ("PSG"), an entity whose members include certain employees of the Company. In addition, the Company has advanced approximately $ 340,000 to SMR Advisory Group, LC, the systems' manager under the Company's existing 220 MHz SMR spectrum agreement. These amounts are due within a twelve month period.

--------------------------------------------------------------------------------
NOTE 4.        CAPITAL STOCK
--------------------------------------------------------------------------------

               PRIVATE PLACEMENT OF COMMON STOCK
               ---------------------------------
               During the quarter ended December 31, 2002, the Company issued 384,000 shares of restricted common stock. The shares were sold pursuant to a unit offering, with each unit comprised of 3,000 shares of the Company's restricted common stock, $ .0001 par value per share, and warrants to purchase additional shares, pursuant to a private placement memorandum. Expenses associated with the offering have been offset against the proceeds received. In addition to the common shares, warrants to purchase 506,000 shares of the Company's restricted common stock were issued at an exercise price of $3.00 per share for a period of 3 years from date of issuance, subject to customary adjustments.


--------------------------------------------------------------------------------
NOTE 5.        COMMITMENTS AND CONTINGENCIES
--------------------------------------------------------------------------------

               LEASE OBLIGATIONS - OFFICE FACILITIES
               -------------------------------------
               Corporate offices are occupied under both an annual lease agreement and a month-to-month sublease agreement. Lease payments during the quarter ended December 31, 2002 were approximately $ 10,000 per month. The future payments due under the lease agreement over the next year are approximately $ 120,000.

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

               LICENSE AGREEMENT
               -----------------
               The Company has commenced litigation, including a motion for preliminary injunction, against Public Safety Corporation ("PSC"), which is the licensor of the MaxResponder emergency management software which BizCom currently markets pursuant to a sub-license agreement with the licensee of such software, The Public Safety Group, LLC. Such litigation alleges, among other things, that PSC is engaging in commercial defamation and tortious interference with business relationships by making material, false representations to customers and others concerning, generally, the Company's authority to sell and market such product. The Company contends that the licensee acted within its authority to grant the Company its current sub-licensing rights and that BizCom continues to have the right to sell and market such software. The relief sought generally includes preliminary and permanent injunctive relief from PSC, its officers, directors, employees, agents and servants making false statements about the Company's right to sell, market and support the MaxResponder and damages, including punitive damages, for PSC's alleged actions. PSC has made a motion to dismiss, generally alleging lack of personal jurisdiction, to which the Company plans to shortly respond. A hearing date for such motion will be set sometime following the Company's submission of its response.

--------------------------------------------------------------------------------
NOTE 6.        NET LOSS PER COMMON SHARE
--------------------------------------------------------------------------------

               For the three-month periods ended December 31, 2002 and 2001, basic and diluted weighted average common shares includes only common shares outstanding as the inclusion of common stock equivalents would be anti-dilutive. The Company's common stock equivalents at December 31, 2002 consisted of warrants issued in the recent private placement. The common stock equivalents, if converted, would have increased common shares outstanding at December 31, 2002 by 4,401,500.

               A reconciliation of the number of common shares shown as outstanding in the financial statements with the number of shares used in the computation of weighted average common shares outstanding is shown below:

                 Three months ended:                            12/31/02       12/31/01
                 -------------------                           ----------     ----------
                 Common shares outstanding                      6,708,750      2,828,750
                 Effect of weighting                             (180,033)      (451,630)
                                                               ----------     ----------

                 Weighted average common shares outstanding     6,528,717      2,377,120
                                                               ==========     ==========

--------------------------------------------------------------------------------
NOTE 7.        INTANGIBLE ASSETS
--------------------------------------------------------------------------------

               The Company has negotiated three separate licensing agreements for certain products and services. These costs are as follows:

                                                            Total
                                                           Purchase
                                                             Price
                                                          ----------
                 220 MHz spectrum                         $1,000,000
                    use agreement
                 220 MHz radio patent                        569,000
                 and technology agreement
                 Exclusive software                          439,000
                 license (see note 3)
                                                          ----------
                 Total intangible assets                  $2,008,000
                                                          ==========

               The Company will amortize these assets over the expected useful life of the assets, which range from five to ten years. Amortization for the quarter ended December 31, 2002 was $ 82,011.

--------------------------------------------------------------------------------
NOTE 8.        SEGMENT REPORTING
--------------------------------------------------------------------------------

               The Company's reportable business segments are strategic business units that offer distinctive products that are marketed through different channels.

               The two reportable segments of the Company for the quarter ended December 31, 2002 are land mobile radio sales and public safety software and consulting. There were no such reportable segments for the quarter ended December 31, 2001.

               The Company's accounting policies for segments are the same as those described in the summary of significant accounting policies. Management evaluates segment performance based on segment profit and loss. Information for reportable segments is as follows:

                                                         Three Months Ended      Six Months Ended
                                                         December 31, 2002      December 31, 2002
                                                         ----------------------------------------
                Sales - Land Mobile Radio                 $   366,809              $   567,413
                Sales -  Public Safety                        129,597                  187,120

                Cost of Sales - Land Mobile Radio             200,858                  286,579
                Cost of Sales - Public Safety                  34,127                   35,176
                                                          -----------              -----------

                Segment gain - Land Mobile Radio              165,951                  280,834
                Segment gain - Public Safety                   95,470                  151,944

                Unallocated general and administrative      1,028,750                2,085,866
                expenses
                Net loss                                     (767,329)              (1,653,088)
                                                          ===========              ===========

--------------------------------------------------------------------------------
NOTE 9.        EXECUTIVE COMPENSATION
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
NOTE 10.       SUBSEQUENT EVENTS
--------------------------------------------------------------------------------

               During the period January 1 through February 7, 2003, the Company has issued 165,000 shares of restricted common stock and warrants to purchase 106,500 shares of restricted common stock pursuant to the April 29, 2002 offering for cash totaling $ 412,500.

               On February 7, 2003, the Company entered into an asset purchase agreement with eight equipment owners to acquire sixty seven 220 MHz SMR Federal Communications Commission licenses and the related communications equipment for an aggregate purchase price of $ 14,600,000. This purchase price has been paid by the issuance of 5,168,000 shares of the Company's restricted common stock valued at $ 2.50 per share and the assumption of certain obligations totaling $ 1,680,000. The aggregate consideration for such assets was determined based upon management's analysis of the fair market value of such assets taken as a whole. The Registrant plans to utilize such assets to operate 220 MHz SMR communications systems, comprised of such licenses and assets, and to market such systems to prospective business customers, in the geographical areas to which such FCC licenses relate - generally, certain areas of the western, mid-western and southeast United States. Prior to their acquisition by the Registrant, the former owners of such assets also utilized such assets for purposes of operating and marketing 220 MHz SMR communications services; however, such systems both individually and collectively, had only a minimal number of subscribers and conducted only minimal operations. Prior to this acquisition, the Registrant had access on a non-exclusive basis to such communications systems, as well other 220 MHz SMR communications systems, for public safety/emergency disaster relief usage pursuant to a previously disclosed radio service subscriber agreement by and between the Registrant and a management company responsible for managing such systems.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

         This Report on Form 10-QSB contains forward-looking statements within the meaning of and which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties which could cause actual results to be materially different from historical results or from any results expressed or implied by such forward-looking statements. Forward-looking statements generally are accompanied by words such as "anticipates," "belief," "believes," "estimates," "expects," "intends," "plans" and similar statements, and should be considered uncertain and forward-looking. Any forward-looking statements speak only as of the date on which such statement is made, are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements, whether as a result of new information, future events or otherwise. Factors that could cause our results to differ materially from the results discussed in such forward-looking statements include, without limitation: going-concern considerations; uncertain ability to meet capital needs; no assurances of and uncertainty of future profitability; uncertainty of broad based market acceptance for the Company's products and services; the impact of competitive services and pricing; possible reliance on certain prospective customers and certain current vendors which may result in a concentration of credit risk within our receivables; current litigation concerning our right to market MaxResponder software which, if not favorably resolved, could negatively impact our revenues and results of operations; continued U.S. economic uncertainty; our ability to manage growth and implement our business strategy which includes possible acquisitions and their integration into our operations; and as further set forth in our Form 10-KSB for the fiscal year ending June 30, 2002 under the heading "Factors That May Effect Future Operating Results," in our press releases and other reports filed with the Securities and Exchange Commission. Many of such risk factors are beyond our control. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the results anticipated in these forward-looking statements contained in this Report will in fact occur. All forward-looking statements wherever they may appear are expressly qualified in their entirety by the cautionary statements in this section. We undertake no obligation to update any such forward-looking statements.

Organization and Operations

         Our company, BizCom U.S.A., Inc. ("Company"), is a Florida corporation located in the Fort Lauderdale, Florida area. We currently offer and sell 220 MHz Specialized Mobile Radio ("SMR") products and license emergency management software programs to various end users.

         We plan to continue such product offering and to also engage in the development, operation and management of 220 MHz SMR wireless voice and data communications services in both the commercial and public safety/emergency disaster relief sectors.

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

         In April 2002, we entered into:

         - a long term emergency management software license agreement with a previously related company recognized for its expertise in the public safety/emergency disaster relief sectors; and

         - a radio service subscriber agreement with a management company on behalf of 220 MHz SMR mobile communications facilities located in thirty seven of the top fifty Metropolitan Statistical Areas ("MSAs") markets in the United States. Pursuant to such agreement, the Company is entitled, on a non-exclusive basis, to access such systems for public safety/emergency disaster relief usage.

Recent Events

         We entered into a license agreement as of January 20, 2003 ("Effective Date") with E.F. Johnson Company ("EF Johnson"), which grants the Company the exclusive rights for a two year period from January 20, 2003 to, among other things, develop and sell mobile and portable radio products incorporating the EF Johnson developed LTR-Net protocol for the 216 to 230 MHz frequency bands. The LTR-Net protocol extends the EF Johnson's original trademarked Logic Trunked Radio ("LTR") technology by allowing radio sites to be networked through a switch, allowing access across wide geographic areas. LTR-Net's enhanced features are utilized by SMR service providers and private radio users such as utilities and industrial operations. The license agreement generally provides for a one time license fee payment and an agreed upon royalty fee payment schedule per radio unit for any LTR-Net product sold by the Company for two years from the Effective Date and thereafter.

         On February 5, 2003, we entered into a memorandum of understanding ("MOU") to form an alliance with CH2M Hill, Inc. ("CH2M") to jointly deliver enhanced event and emergency management services. We will provide the EM/2000 emergency management software product, which will complement CH2M's existing line of security products and services, including its recently offered GeoProtect, a geospacial-based mapping solution.

         On February 7, 2003, we entered into an asset purchase agreement to acquire sixty-seven 220 MHz SMR Federal Communication Commission licenses and the related communications equipment for an aggregate purchase price of $14,600,000. This purchase price has been paid by the issuance of 5,168,000 shares of our restricted common stock, valued at $2.50 per share and the assumption of certain obligations totaling $1,680,000.

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

Results of Operations

Three Months Ended December 31, 2002 Compared to the Three Months Ended December 31, 2001.

         For the three months ended December 31, 2002, we had a net loss of $(767,329) or $(0.1175) per share, basic and diluted, as compared to the three months ended December 31, 2001 where we had a net loss of $(248,232) or $(0.1044) per share, basic and diluted.

         The increase in net loss of $(519,097) is a result of the following:

         Revenue for the three months ended December 31, 2002 was $496,406. The Company did not generate any revenue during the three month period ended December 31, 2001.

         Expenses for the three month period ended December 31, 2002 were $1,028,750 as compared to $247,317 for the three months ended December 31, 2001. The increase in overall expenses of $781,433 is due primarily to: (i) an increase in payroll and related costs due to hiring employees and other personnel; (ii) an increase in professional fees associated with legal and accounting services as a result of the Company becoming a reporting company under the Securities Exchange Act of 1934; and (iii) amortization of the Company's intangible assets.

Six Months Ended December 31, 2002 Compared to the Six Months Ended December 31, 2001.

         For the six months ended December 31, 2002, we had a net loss of $(1,653,088) or $(0.2613) per share, basic and diluted, as compared to the six months ended December 31, 2001 where we had a net loss of $(257,261) or $(0.1176) per share, basic and diluted.

         The increase in net loss of $(1,395,827) is a result of the following:

         Revenue for the six months ended December 31, 2002 was $754,408. The Company did not generate any revenue during the six month period ended December 31, 2001.

         Expenses for the six month period ended December 31, 2002 were $2,085,866 as compared to $255,678 for the six months ended December 31, 2001. The increase in overall expenses of $1,830,188 is due primarily to: (i) an increase in payroll and related costs due to hiring employees and other personnel; (ii) an increase in professional fees associated with legal and accounting services as a result of the Company becoming a reporting company under the Securities Exchange Act of 1934; and (iii) amortization of the Company's intangible assets.

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

         At December 31, 2002, we had stockholders' equity of $2,569,030 and working capital of $689,837. Since our inception, we have incurred losses of $(3,510,516). Our operations and growth have been funded primarily by the sale of common stock with gross cash proceeds of approximately $4,073,806 through December 31, 2002. These funds have been used for working capital and general corporate purposes in furtherance of our business plan.

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

         Through December 31, 2002, we advanced a total of $23,000 to The Public Safety Group, LLC, the entity with whom we entered into the software license agreement discussed above and whose members include certain Company employees. In addition, we have advanced approximately $340,000 to the systems manager under the Company's 220 MHZ SMR spectrum agreement. Such amounts are due within a twelve month period.

         We currently plan to seek additional equity financing on a private placement basis of up to approximately $4,700,000 from accredited investors. In this regard, we have recently extended our current private placement offering for an additional twelve months through approximately January 31, 2004.

         To the extent we are successful in raising additional private placement equity capital of up to approximately $ 4,700,000 over approximately the next eleven (11) months, of which no assurances are given, we believe that such funds, together with funds on hand, and funds anticipated from operations, will provide sufficient capital to meet our cash and operational requirements for up to approximately twelve (12) months from our receipt thereof. Such funds, if obtained, are planned to be utilized, together with certain funds previously received, in the approximate amounts set forth below for the following material commitments: working capital and general corporate purposes, including but not limited to sales and marketing activities, the hiring and retention of additional management, sales and marketing personnel, and day to day operations ($4,350,000); research and development for public safety and land mobile radio products ($2,000,000); 220 MHz SMR asset acquisitions and related expenditures ($900,000); and public safety/emergency disaster relief asset acquisitions and related expenditures ($250,000).

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

         In the event of our receipt of substantially less than approximately $4,700,000 in additional gross proceeds, management may, in such event, itself effect loans and/or one or more equity investments in the Company and will also seek such financing from the Company's shareholders as well as third parties. There are, however, no agreements, arrangements or understandings in this regard.

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

         Our operations will continue to require significant capital expenditures both for our continued day-to-day operations and to the extent we may acquire and integrate select assets, including 220 MHz SMR licenses and related equipment such as we have recently acquired. We plan to finance these capital expenditures through revenues from operations and financing from outside sources, the availability of which no assurance are given. Revenues from operations are not currently adequate to sustain present operations and we will continue to require funding from outside sources for the currently foreseeable future, the availability of which cannot be assured. We currently plan to utilize in-house personnel to sell and market our 220 MHz products and services and have recently retained an additional sales and marketing consultant to assist in the sales and marketing of our emergency management software products and services. However, it is not presently anticipated that such increased sales and marketing efforts will result in any significant revenues from such efforts, if at all, until approximately the end of the second quarter of calendar year 2003. If we are unable to continue to access sufficient outside financing until at least such time, of which no assurances are given, our operations will be materially adversely affected.

         We do not currently anticipate purchasing, leasing or selling any plant or significant equipment during approximately the next twelve (12) months except to the extent that we may engage in acquiring additional 220 MHz SMR assets and equipment. To the extent that we engage in such acquisitions, we plan to utilize shares of the Company's common stock for such purposes. Such common stock issuances, as well as common stock issuances for cash, to the extent effected, will have the effect of creating further shareholder dilution.

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

         We recently commenced litigation, including a motion for preliminary injunction, against the licensor of the MaxResponder emergency management software which we currently market pursuant to a sub-license agreement with the licensee of such software, The Public Safety Group, LLC. Such litigation generally alleges that the licensor is engaging in commercial defamation by making material, false representations to our customers and others concerning, generally, our authority to sell and market such product. We, generally, contend that the licensee acted within its authority to grant the Company its current sub-licensing rights, that we continue to have the right to sell and market such software, and we plan to continue to market such software product. To the extent this matter is not ultimately resolved to our satisfaction, however, such result could negatively impact our revenues and results of operations in view of MaxResponder sales currently constituting a significant portion of our public safety software and consulting business segment. Also see PART 11. OTHER INFORMATION. Item 1. Legal Proceedings.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Bizcom U.S.A., Inc. vs. Public Safety Corporation, U.S. District Court, Southern District of Florida, Case No. 02-61793. On December 24, 2002, we commenced litigation, including a motion for preliminary injunction, against Public Safety Corporation ("PSC"), which is the licensor of the MaxResponder emergency management software which we currently market pursuant to a sub-license agreement with the licensee of such software, The Public Safety Group,

LLC. Such litigation alleges, among other things, that PSC is engaging in commercial defamation and tortious interference with business relationships by making material, false representations to our customers and others concerning, generally, our authority to sell and market such product. We, generally, contend that the licensee acted within its authority to grant the Company its current sub-licensing rights and that we continue to have the right to sell and market such software. The relief sought generally includes preliminary and permanent injunctive relief from PSC, its officers, directors, employees, agents and servants making false statements about the Company's right to sell, market and support the MaxResponder and damages, including punitive damages, for PSC's alleged actions. PSC has made a motion to dismiss, generally alleging lack of personal jurisdiction, to which the Company plans to shortly respond. A hearing date for such motion will be set sometime following the Company's submission of its response.

ITEM 2.  CHANGES IN SECURITIES

         For the period October 1, 2002 through December 31, 2002, the Company sold the following securities pursuant to Section 4(2) under the Securities Act of 1933, as amended (the "Securities Act"), based upon the limited number of offerees, their relationship to the Company, the number of shares offered in each offering, the size of the respective offerings, and the manner of each offering:

         We issued units at a price of $7,500 per unit for an aggregate of $960,000 to accredited investors pursuant to Rule 506 under the Securities Act; each Unit is comprised of 3,000 shares of restricted common stock and a warrant to purchase 1,500 shares of restricted common stock at an exercise price of $3.00 per share for a period of 3 years from the date of issuance, subject to customary adjustments. Each of the certificates representing shares of common stock and warrants bear a restrictive legend restricting transferability under the Securities Act.

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

10.8              Asset Purchase Agreement by and among BizCom U.S.A., Inc., Bizcom Southern
                  Holdings, Inc. and certain equipment owners dated as of February 7, 2003
                  (incorporated by reference to Exhibit 10.8 to BizCom's Form 8-K filed on
                  February 13, 2003)

                  (b) Reports on Form 8-K

                  On November 5, 2002, a current report on Form 8-K was filed with the Commission reporting a change in the Company's certifying accountant.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 BizCom U.S.A., Inc.
                                 (Registrant)

Date: February 14, 2003          By: /s/ Hanan Klein
                                     -------------------------------------
                                     Hanan Klein, Chief Executive Officer,
                                     Principal Executive and Financial Officer

                                  CERTIFICATION
                                  -------------

         I, Hanan Klein, certify that:

1. I have reviewed this quarterly report on Form10-QSB of BizCom U.S.A., Inc.

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

4. I am responsible for establishing and maintaining disclosure controls and procedures ( as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons per forming the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


   Signature                    Title                                Date
   ---------                    -----                                ----

/s/ Hanan Klein         Chief Executive Officer,               February 14, 2003
-----------------       President, Principal Executive and
Hanan Klein             Financial Officer,
                        Secretary and Chairman
                        of the Board of Directors