Form 10QSB
period 2003-03-31
BIZCOM USA INC
filed 2003-05-14
CIK 1023997

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[Mark One]

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2003

 [ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 for the transition period from _______ to _______

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

The number of shares outstanding of each of the issuer's classes of common equity as of May 9, 2003: 12,738,750 shares of common stock, $.0001 par value.

Transitional Small Business Disclosure Format (Check One:) Yes [ ]  No [X]

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheet as of March 31, 2003 (Unaudited)

         Consolidated Statements of Operations for the Three Months and Nine Months Ended March 31, 2003 and 2002 (Unaudited)

         Consolidated Statement of Stockholders' Equity (Deficit) for the Nine Months Ended March 31, 2003 (Unaudited)

         Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2003 and March 31, 2002 (Unaudited)

         Notes to Consolidated Financial Statements

                      BIZCOM U.S.A., INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                 MARCH 31, 2003
--------------------------------------------------------------------------------



                                                                     2003
                                                                 ------------
                                     ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                     $    395,044
   Accounts receivable, net                                           390,310
   Inventory                                                           72,747
   Notes receivable - related parties                                  23,977
                                                                 ------------

           Total current assets                                       882,078

PROPERTY AND EQUIPMENT, net                                         4,052,031

INTANGIBLE ASSETS, net                                             11,620,041

OTHER ASSETS - Deposits                                                 1,474
                                                                 ------------

           TOTAL                                                 $ 16,555,624
                                                                 ============


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable and accrued liabilities                      $  1,120,711
                                                                 ------------

           Total current liabilities                                1,120,711
                                                                 ------------

COMMITMENTS AND CONTINGENCIES                                              --

STOCKHOLDERS' EQUITY (DEFICIT):
   Preferred stock, $0.0001 par value; 20,000,000
       shares authorized;  no shares issued and outstanding                --
   Common stock, $0.0001 par value; 200,000,000 shares
       authorized;  12,314,750 shares issued and outstanding            1,231
   Additional paid-in capital                                      20,089,062
   Accumulated deficit                                             (4,655,380)
                                                                 ------------

           Stockholders' equity (deficit), net                     15,434,913
                                                                 ------------

           TOTAL                                                 $ 16,555,624
                                                                 ============

                 See notes to consolidated financial statements.

                      BIZCOM U.S.A., INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                             MARCH 31, 2003 AND 2002
--------------------------------------------------------------------------------

                                                        THREE MONTHS ENDED MARCH 31,   NINE MONTHS ENDED MARCH 31,

                                                            2003           2002           2003           2002
                                                        -----------    -----------    -----------    -----------
SALES, net                                              $   368,865    $        --    $ 1,123,274    $        --

COST OF SALES                                                97,997             --        419,753
                                                        -----------    -----------    -----------    -----------

           GROSS PROFIT                                     270,868             --        703,521             --

GENERAL AND ADMINISTRATIVE EXPENSES                       1,415,732        426,688      3,501,598        682,366
                                                        -----------    -----------    -----------    -----------

           LOSS FROM OPERATIONS                          (1,144,864)      (426,688)    (2,798,077)      (682,366)

INTEREST EXPENSE                                                 --           (493)            --         (2,076)
OTHER INCOME (EXPENSE)                                           --             --            125             --
                                                        -----------    -----------    -----------    -----------


           LOSS BEFORE PROVISION FOR INCOME TAXES        (1,144,864)      (427,181)    (2,797,952)      (684,442)

PROVISION FOR INCOME TAXES                                       --             --             --             --
                                                        -----------    -----------    -----------    -----------

           NET LOSS                                     $(1,144,864)   $  (427,181)   $(2,797,952)   $  (684,442)
                                                        ===========    ===========    ===========    ===========


PER SHARE AMOUNTS - basic and diluted:

           Net loss per common share outstanding        $   (0.1161)   $    (0.128)   $   (0.3737)   $    (0.267)
                                                        ===========    ===========    ===========    ===========

           Weighted average common shares outstanding     9,860,772      3,335,472      7,486,732      2,564,576
                                                        ===========    ===========    ===========    ===========


                 See notes to consolidated financial statements.

                        BIZCOM USA, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
                    FOR THE NINE MONTHS ENDED MARCH 31, 2003
--------------------------------------------------------------------------------


                                  Preferred Stock                Common Stock
                              -------------------------   -------------------------    Additional                     Stockholders'
                                Number       Par Value     Number        Par Value       Paid-in      Accumulated        Equity
                              of Shares       $.0001      of Shares       $.0001         Capital        Deficit      (Deficit), Net
                              ---------   ------------   ------------   ------------   ------------   ------------    ------------

TOTALS,  June 30, 2002               --   $         --      5,883,750   $        588   $  4,027,340   $ (1,857,428)      2,170,500

Common stock issued                  --             --      6,431,000            643     16,061,722             --      16,062,365

Net loss for the period ended
   March 31, 2003                    --             --             --             --             --     (2,797,952)     (2,797,952)
                              ---------   ------------   ------------   ------------   ------------   ------------    ------------

TOTALS,  March 31, 2003              --   $         --     12,314,750   $      1,231   $ 20,089,062   $ (4,655,380)   $ 15,434,913
                              =========   ============   ============   ============   ============   ============    ============



                 See notes to consolidated financial statements.

                      BIZCOM U.S.A., INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                FOR THE NINE MONTHS ENDED MARCH 31, 2003 AND 2002

                                                                    2003           2002
                                                                -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                     $(2,797,952)   $  (684,442)
   Adjustments to reconcile net loss to net cash
   in operating activities:
    Depreciation and amortization                                   507,571          3,127
    Change in certain current assets and current liabilities:
      Increase in accounts receivable                              (287,357)            --
      (Increase) Decrease in inventory                               31,676        (77,500)
      Increase in notes receivable and prepaid expenses               7,883             --
      Increase in other assets                                         (350)            --
      Increase in accounts payable and accrued liabilities          778,349         62,563
                                                                -----------    -----------

           NET CASH USED IN OPERATING ACTIVITIES                 (1,760,180)      (696,252)
                                                                -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of property and equipment                           (4,592)       (30,668)
     Purchase of license agreements                                 (10,000)    (1,207,905)
                                                                -----------    -----------

           NET CASH USED IN INVESTING ACTIVITIES                    (14,592)    (1,238,573)
                                                                -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Common stock issuance, net of expenses                       1,942,365      2,652,759
     Advances from shareholder                                           --          6,697
     Net change in payable to shareholder                                --        (20,000)
                                                                -----------    -----------

           NET CASH PROVIDED BY FINANCING ACTIVITIES              1,942,365      2,639,456
                                                                -----------    -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                             167,593        704,631

CASH AND CASH EQUIVALENTS, beginning of period                      227,451          1,664
                                                                -----------    -----------

CASH AND CASH EQUIVALENTS, end of period                        $   395,044    $   706,295
                                                                ===========    ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for interest                                     $        --    $       326
                                                                ===========    ===========
     Cash paid for income taxes                                 $        --    $        --
                                                                ===========    ===========


                 See notes to consolidated financial statements.

                      BIZCOM U.S.A., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002 (UNAUDITED)

--------------------------------------------------------------------------------
NOTE  1.       BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

               INTERIM INFORMATION
               -------------------
               The financial statements of BizCom U.S.A., Inc. and its subsidiaries (the "Company") for the three months ended March 31, 2003 and 2002 have been prepared in accordance with generally accepted accounting principles for interim financial information and the applicable regulations of the Securities and Exchange Commission ("SEC") for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements as of and for the periods ended March 31, 2003 and 2002 are unaudited. The financial statements and notes are the representation of the Company's management, which is responsible for their integrity and objectivity. The accounting policies of the Company are in accordance with generally accepted accounting principles. In the opinion of the management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These interim financial statements should be read in conjunction with the audited financial statements of the Company for the years ended June 30, 2002 and 2001. The results of operations for the interim periods are not necessarily indicative of the results of operations for the fiscal year.

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

               INTANGIBLE ASSETS
               -----------------
               The Company has adopted Standard of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets" as of July 1, 2001. Intangible assets are recorded at acquisition cost, which is considered to be fair value per SFAS No. 142. Intangible assets consist of certain licensing agreements that will be amortized over their expected useful life. The method of amortization shall reflect the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up. If that pattern cannot be reliably determined, a straight-line amortization method shall be used. The Company reviews these intangible assets periodically to assess whether the carrying amount will be fully recovered through estimated future operating cash flows. An impairment loss is recorded if the carrying amount exceeds the present value of the estimated future cash flows.

               RECLASSIFICATIONS
               -----------------
               Certain 2002 amounts have been reclassified to conform to the 2003 presentation.

               RECENT ACCOUNTING PRONOUNCEMENTS
               --------------------------------

               In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of the FASB Statement No. 13, and Technical Corrections. SFAS 145 rescinds

--------------------------------------------------------------------------------
NOTE  1.       BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES,
               CONTINUED
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
NOTE  2.       ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
--------------------------------------------------------------------------------

               Accounts payable and accrued liabilities consist of the following:

                                                                       3/31/03      3/31/02
                                                                     ----------   ----------
               Accounts payable                                      $  279,067   $      -0-
               Accrued liabilities                                      841,644        1,257
                                                                     ----------   ----------
                    Total accounts payable and accrued liabilities   $1,120,711   $    1,257
                                                                     ==========   ==========

--------------------------------------------------------------------------------
NOTE  3.       ASSETS ACQUISITION
--------------------------------------------------------------------------------

               In February, 2003, the Company entered into an asset purchase agreement with eight equipment owners to acquire approximately sixty seven 220 MHz SMR Federal Communications Commission licenses and the related communications equipment for an aggregate purchase price of $14,600,000. This purchase price has been paid by the issuance of 5,168,000 shares of the Company's restricted common stock valued at $2.50 per share and the assumption of certain obligations totaling $1,680,000. As of March 31, 2003 the balance owed in connection with the assumption of liabilities is approximately $755,000.

--------------------------------------------------------------------------------
NOTE  4.       CAPITAL STOCK
--------------------------------------------------------------------------------

               PRIVATE PLACEMENT OF COMMON STOCK
               ---------------------------------
               During the quarter ended March 31, 2003, the Company issued 438,000 shares of restricted common stock. The shares were sold pursuant to a unit offering, with each unit comprised of 3,000 shares of the Company's restricted common stock, $.0001 par value per share, and warrants to purchase additional shares, pursuant to a private placement memorandum. Expenses associated with the offering have been offset against the proceeds received. In addition to the common shares, warrants to purchase 322,500 shares of the Company's restricted common stock were issued at an exercise price of $3.00 per share for a period of 3 years from date of issuance, subject to customary adjustments.

               ISSUANCE OF COMMON STOCK FOR ACQUISITION
               ----------------------------------------
               In February, 2003, the Company entered into an asset purchase agreement with eight equipment owners to acquire approximately sixty seven 220 MHz SMR Federal Communications Commission licenses and the related communications equipment for an aggregate purchase price of $14,600,000. This purchase price has been paid by the issuance of 5,168,000 shares of the Company's restricted common stock valued at $2.50 per share and the assumption of certain obligations totaling $1,680,000. As of March 31, 2003 the balance owed in connection with the assumption of liabilities is approximately $755,000.

--------------------------------------------------------------------------------
NOTE  5.       COMMITMENTS AND CONTINGENCIES
--------------------------------------------------------------------------------

               LEASE OBLIGATIONS - OFFICE FACILITIES
               -------------------------------------
               Corporate offices are occupied under both an annual lease agreement and a month-to-month sublease agreement. Lease payments during the quarter ended March 31, 2003 were approximately $10,000 per month. The future payments due under the lease agreement over the next year are approximately $120,000.

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

               LICENSE AGREEMENT
               -----------------
               The Company has commenced litigation, including a motion for preliminary injunction, against Public Safety Corporation ("PSC"), which is the licensor of the MaxResponder emergency management software which BizCom currently markets pursuant to a sub-license agreement with the licensee of such software, The Public Safety Group, LLC. Such litigation alleges, among other things, that PSC is engaging in commercial defamation and tortious interference with business relationships by making material, false representations to customers and others concerning, generally, the Company's authority to sell and market such product. The Company contends that the licensee acted within its authority to grant the Company its current sub-licensing rights and that BizCom continues to have the right to sell and market such software. The relief sought generally includes preliminary and permanent injunctive relief from PSC, its officers, directors, employees, agents and servants making false statements about the Company's right to sell, market and support the MaxResponder and damages, including punitive damages, for PSC's alleged actions. PSC previously made a motion to dismiss, generally alleging lack of personal jurisdiction, which is currently pending. The parties are currently in settlement negotiations.

--------------------------------------------------------------------------------
NOTE  6.       NET LOSS PER COMMON SHARE
--------------------------------------------------------------------------------

               For the three-month periods ended March 31, 2003 and 2002, basic and diluted weighted average common shares includes only common shares outstanding as the inclusion of common stock equivalents would be anti-dilutive. The Company's common stock equivalents at March 31, 2003 consisted of warrants issued in the recent private placement. The common stock equivalents, if converted, would have increased common shares outstanding at March 31, 2003 by 4,724,000.

               A reconciliation of the number of common shares shown as outstanding in the financial statements with the number of shares used in the computation of weighted average common shares outstanding is shown below:

               Three months ended:                            3/31/03        3/31/02
               -------------------                          -----------    -----------
               Common shares outstanding                     12,314,750      4,728,750
               Effect of weighting                           (2,453,978)    (1,393,278)
                                                            -----------    -----------

               Weighted average common shares outstanding     9,860,772      3,335,472
                                                            ===========    ===========

               Nine months ended:                             3/31/03        3/31/02
               ------------------                           -----------    -----------
               Common shares outstanding                     12,314,750      4,728,750
               Effect of weighting                           (4,855,018)    (2,164,174)
                                                            -----------    -----------

               Weighted average common shares outstanding     7,486,732      2,564,576
                                                            ===========    ===========

--------------------------------------------------------------------------------
NOTE  7.       INTANGIBLE ASSETS
--------------------------------------------------------------------------------

               The Company has negotiated various licensing agreements for certain products and services. These costs are as follows:

               220 MHz spectrum licenses owned                   $10,580,000
               220 MHz spectrum use agreement                        520,000
               220 MHz radio patent and technology agreement         569,000
               Exclusive software license                            439,000
               Software license agreement for LTR Net Protocol        10,000
                                                                 ===========
                                                                 $12,118,000
                                                                 ===========

               The Company will amortize these assets over the expected useful life of the assets, which range from five to ten years. Amortization for the quarter ended March 31, 2003 was $ 253,356. There was no amortization expense for the quarter ended March 31, 2002.

               Estimated amortization expense for the next five years under the agreements existing at March 31, 2003 is approximately as follows:
                            2004                                   1,288,200
                            2005                                   1,288,200
                            2006                                   1,288,200
                            2007                                   1,238,200
                            2008                                   1,184,200
                            2009                                   1,163,800

--------------------------------------------------------------------------------
NOTE  8.       SEGMENT REPORTING
--------------------------------------------------------------------------------

               The Company's reportable business segments are strategic business units that offer distinctive products that are marketed through different channels.

               The two reportable segments of the Company for the quarter ended March 31, 2003 are land mobile radio sales and public safety software and consulting. There were no such reportable segments for the quarter ended March 31, 2002.

               The Company's accounting policies for segments are the same as those described in the summary of significant accounting policies. Management evaluates segment performance based on segment profit and loss. Information for reportable segments is as follows:

                                                     Three Months Ended       Nine Months Ended
                                                       March 31, 2003           March 31, 2003
                                                     -----------------        -----------------
               Sales - Land Mobile Radio                $   260,431               $   827,844
               Sales -  Public Safety                       108,435                   295,555

               Cost of Sales - Land Mobile Radio             97,997                   384,576
               Cost of Sales - Public Safety                     --                    35,176
                                                        -----------               -----------

               Segment gain - Land Mobile Radio             162,434                   443,268
               Segment gain - Public Safety                 108,435                   260,379

               Unallocated general and administrative     1,415,732                 3,501,598
               expenses
               Net loss                                  (1,144,863)               (2,797,951)
                                                        ===========               ===========

--------------------------------------------------------------------------------
NOTE  9.       EXECUTIVE COMPENSATION
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

--------------------------------------------------------------------------------
NOTE  10.      SUPPLEMENTAL CASH FLOW INFORMATION
--------------------------------------------------------------------------------

               Supplemental Disclosure of Cash Flow Information:

                     Noncash Investing and Financing Activities:

               Acquisition of assets-
                 Cost of intangible assets                     $ 10,590,000
                 Cost of property and equipment                   4,024,592

                 Less common stock issued                       (12,920,000)
                 Less assumption of liabilities                  (1,680,000)
                                                               ------------

                              Cash paid for assets             $     14,592
                                                               ============

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

Organization and Operations

         Our company, BizCom U.S.A., Inc. ("Company"), is a Florida corporation located in the Fort Lauderdale, Florida area. We currently offer and sell 220 MHz Specialized Mobile Radio ("SMR") products and emergency management software solutions to various end users.

         220 MHz Products and Services

         We plan to continue such product offering and, in connection with our recent acquisition of certain 220 MHz SMR Federal CommunicationS Commission ("FCC") licenses and related communications equipment, further discussed below, to also engage in the development, operation and management of 220 MHz SMR wireless voice and data communications services in both the commercial and public safety/emergency disaster relief sectors.

         We offer our 220 MHz products and services both independent of each other as well as together. This depends upon whether a prospective end user of such products owns or otherwise has access to its own 220 MHz SMR license, transmission equipment and facilities and desires to purchase radio equipment to transmit on such facilities, or desires to acquire radio equipment and the ability to access transmission equipment and facilities upon which such radio equipment may be utilized.

         In February 2002, we entered into an exclusive patent and related technology license agreement with Datamarine International, Inc. ("Datamarine") in consideration for installment payments aggregating $569,000, which amount was fully paid through September 20, 2002. The term of such agreement is for approximately seven years from February 2002, based upon the then approximate seven year life of the two land mobile radio products that are the subject of such agreement. Prior to such agreement, Datamarine was the sole U.S. manufacturer of 220 MHz SMR land mobile radio products currently in use. Pursuant to such agreement, we have been granted the exclusive license and right to make, or have third parties make, use and sell in the U.S. and worldwide all 220 MHz land mobile radio products previously manufactured by Datamarine. We currently have a purchase order arrangement with an offshore manufacturer, also previously utilized by Datamarine, to manufacture land mobile radio products for us, which arrangement has proved satisfactory to date.

         Emergency Management Software and Related Services

         We currently offer and sell emergency management solutions, upgrades and related services on a national basis to various end users, including but not limited to: local fire and police departments; local, county and state emergency management agencies; and other federal and state agencies.

         We sub-license the emergency management software that we currently offer, EM/2000 and MaxResponder, pursuant to a ten (10) year exclusive sub-license agreement entered into in April 2002 with the licensee of such software products, The Public Safety Group LLC ("PSG").

         EM 2000 is a currently operational PC based emergency management software system that streamlines the flow of critical information during emergency incidents or major events, and provides command and control capabilities for government agencies to assist them in their response.

         MaxResponder is a currently operational software program operating in a GIS (Geographic Information System) environment that provides a first responder to an emergency situation access to necessary information to make rapid decisions in an emergency situation as well as providing situational awareness information for everyday operational needs.

         Pursuant to the sub-license agreement, except for certain prior existing end-users, we have licensing rights to market and sell such two products, as well as three other software programs: EM/2000 Backup Services, ILP + Health and Safety, and SARA Title III Reporting, each of which relates to a specific emergency management situation.

         We have recently purchased a server and started offering the EM/2000 Backup Services software program, which provides users of the EM/2000 program the ability to backup data obtained from the use of the EM/2000 program at an offsite location. ILP + Health and Safety, which tracks occupational accident information, is currently operational but requires further enhancements and the development of a marketing campaign. SARA Title III Reporting is a program designed to allow facilities which are subject to the reporting requirements of the Superfund Amendments and Reauthorization Act of 1986 to enter their hazardous materials inventories through a secure web browser. The program is designed to reduce the paperwork burden on first responder agencies by providing ready access and indexing of these reports. Such program is not currently operational and requires further development to web enable such program. We do not currently anticipate marketing either the ILP + Health and Safety or the SARA Title III Reporting programs in the immediate future due to our desire to continue to focus our current marketing efforts on the EM/2000 and EM/2000

Backup Services, which we believe have and continue to receive favorable market acceptance, and, to a substantially lesser extent, the MaxResponder.

         Such sub-license agreement acknowledges a pre-payment by the Company to PSG of $439,000 for such license and provides for a ten percent (10%) royalty payment for each software program sold by the Company on a going forward basis. The agreement further provides for automatic one year renewals for no additional payments other than the continued payment of the royalty fee described above, provided neither party is in default under such agreement.

         We have also developed internally a software program called Med Stat US that enables hospital personnel employees who are dealing with large scale emergency incidents to effectively implement their specific emergency operation plans. The system follows the JCAHO (Joint Commission on Accreditation of Healthcare Organizations) requirements that emergency management standards be implemented and adhered to, and can provide interoperability between other hospitals and local emergency management agencies so that critical information can be shared in the event of a mass casualty disaster or bioterrorism event. We have only recently commenced marketing such program. While we have not effected any sales of such program as of the date hereof, market interest from various health and federal/state governmental agencies has been favorable. We cannot assure, however, that such market interest will result in sales of such program.

         Currently, we plan for the foreseeable future to focus our sales and marketing efforts primarily on the EM/2000, EM/2000 Backup Services, and Med Stat US software due to the immediate needs of federal, state, and local government and health agencies to prepare and manage for large scale, natural or manmade disasters. Due to the current litigation involving the MaxResponder, discussed below, we presently plan to focus our marketing on such program to a substantially lesser extent.

         In December 2002, we commenced litigation against the entity which licensed the MaxResponder software to PSG, generally alleging that such licensor is engaging in commercial defamation concerning our authority to sell and market such product. Such litigation, further discussed below, is currently pending.

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

         On February 5, 2003, we entered into a memorandum of understanding to form an alliance with CH2M Hill, Inc. ("CH2M") to jointly deliver enhanced event and emergency management services. We will provide the EM/2000 emergency management software program, which will complement CH2M's existing line of security products and services, including its recently offered geospacial-based mapping solution. We are currently working with CH2M on a variety of interoperable incident management solutions for governmental and critical infrastructure industries. CH2M is actively working with various state government and federal agencies to pursue grant based funding for the applications described above. Such funding is part of the overall funding expected to be made available through the U.S. Department of Homeland Security for securing our nation's infrastructure, protecting critical facilities, and providing for the continuance of critical federal, state, and local services in the event of a natural or man-made disaster. Commencement of funding by the U.S. Department of Homeland Security is currently anticipated to occur over the next several months. No assurances are given that CH2M, or the Company will receive any grant based funding.

         On February 7, 2003, we entered into an asset purchase agreement to acquire sixty-seven 220 MHz SMR licenses issued by the FCC and related communications equipment for an aggregate purchase price of $14,600,000. This purchase price has been paid by the issuance of 5,168,000 shares of our restricted common stock, valued at $2.50 per share and the assumption of certain obligations totaling $1,680,000.

Critical Accounting Policies

         Management believes the following critical accounting policies affect the significant judgments and estimates used in the preparation of the financial statements:

         Intangible Assets

         We have adopted Statement of Financial Accounting Standards ("SFAS") No.142 "Goodwill and Other Intangible Assets" as of July 1, 2001. Intangible assets are recorded at acquisition cost, which is considered to be fair value per such statement number. Intangible assets consist of certain licensing agreements that will be amortized over their expected useful life. The method of amortization shall reflect the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up. If that pattern cannot be reliably determined, a straight-line amortization method shall be used. We review these intangible assets periodically to assess whether the carrying amount will be fully recovered through estimated future operating cash flows. An impairment loss is recorded if the carrying amount exceeds the present value of the estimated future cash flows.

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

Results of Operations

Three Months Ended March 31, 2003 Compared to the Three Months Ended March 31, 2002.

         For the three months ended March 31, 2003, we had a net loss of $(1,144,864) or $(0.12) per share, basic and diluted, as compared to the three months ended March 31, 2002 where we had a net loss of $(427,181) or $(0.13) per share, basic and diluted.

         The increase in net loss of $(717,683) is a result of the following:

         Revenue for the three months ended March 31, 2003 was $368,865. The Company did not generate any revenue during the three month period ended March 31, 2002.

         Expenses for the three month period ended March 31, 2003 were $1,513,729 as compared to $427,181 for the three months ended March 31, 2002. The increase in overall expenses of $1,086,548 is due primarily to: (i) an increase in payroll and related costs due to hiring employees and other personnel; (ii) depreciation and amortization of the Company's tangible and intangible assets; and (iii) an increase in professional fees associated with legal and accounting services as a result of the Company becoming a reporting company under the Securities Exchange Act of 1934.

Nine Months Ended March 31, 2003 Compared to the Nine Months Ended March 31,
2002.

         For the nine months ended March 31, 2003, we had a net loss of $(2,797,952) or $(0.37) per share, basic and diluted, as compared to the nine months ended March 31, 2002 where we had a net loss of $(684,442) or $(0.27) per share, basic and diluted.

         The increase in net loss of $(2,113,510) is a result of the following:

         Revenue for the nine months ended March 31, 2003 was $1,123,399. The Company did not generate any revenue during the nine month period ended March 31, 2002.

         Expenses for the nine month period ended March 31, 2003 were $3,921,351 as compared to $684,442 for the nine months ended March 31, 2002. The increase in overall expenses of $3,236,909 is due primarily to: (i) an increase in payroll and related costs due to hiring employees and other personnel; (ii) depreciation and amortization of the Company's tangible and intangible assets; and (iii) an increase in professional fees associated with legal and accounting services as a result of the Company becoming a reporting company under the Securities Exchange Act of 1934.

         Our reportable business segments are strategic business units that offer distinctive products that are marketed through different business channels.

         The two reportable segments for the quarter ended March 31, 2003 are land mobile radio sales and public safety software and consulting. There were no such reportable segments for the quarter ended March 31, 2002.

         Our accounting policies for segments are the same as those described above under the heading "Critical Accounting Policies" above and in Note 1 to the Consolidated Financial Statements hereto. Management evaluates segment performance based on segment profit and loss. Information for reportable segments is as follows:

                                                  Three Months          Nine Months
                                              Ended March 31, 2003   Ended March 31, 2003
                                              --------------------   --------------------
Sales - Land Mobile Radio                         $   260,431          $   827,844
Sales - Public Safety                                 108,435              295,555

Cost of Sales - Land Mobile Radio                      97,997              384,576
Cost of Sales - Public Safety                              --               35,176

Segment gain - Land Mobile Radio                      162,434              443,268
Segment gain - Public Safety                          108,435              260,379

Unallocated general and administrative expenses     1,415,732            3,501,598

Net loss                                           (1,144,863)          (2,797,951)



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

         At March 31, 2003, we had stockholders' equity of $15,434,913 and a working capital deficit of $238,633. Since our inception, we have incurred losses of $(4,655,380). Our operations and growth have been funded primarily by the sale of common stock with gross cash proceeds of approximately $7,200,000 through March 31, 2003. These funds have been used for working capital and general corporate purposes in furtherance of our business plan.

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

         We currently plan to seek additional equity financing on a private placement basis of up to approximately $3,600,000 from accredited investors. In this regard, we previously extended our current private placement offering through January 31, 2004.

         To the extent we are successful in raising additional private placement equity capital of up to approximately $3,600,000 over approximately the next eight (8) months, of which no assurances are given, we believe that such funds, together with funds on hand, and funds anticipated from operations, will provide sufficient capital to meet our cash and operational requirements for up to approximately twelve (12) months from our receipt thereof. Such funds, if obtained, are planned to be utilized, together with certain funds previously received, in the approximate amounts set forth below for the following material commitments: working capital and general corporate purposes, including but not limited to sales and marketing activities, the hiring and retention of additional management, sales and marketing personnel, and day to day operations ($4,350,000); research and development for public safety and land mobile radio products ($2,000,000); 220 MHz SMR asset acquisitions and related expenditures ($900,000); and public safety/emergency disaster relief asset acquisitions and related expenditures ($250,000).

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

         In the event of our receipt of substantially less than approximately $3,600,000 in additional gross proceeds, management may, in such event, itself effect loans and/or one or more equity investments in the Company and will also seek such financing from the Company's shareholders as well as third parties. There are, however, no agreements, arrangements or understandings in this regard.

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

         Our operations will continue to require significant capital expenditures both for our continued day-to-day operations and to the extent we may acquire and integrate select assets, including 220 MHz SMR licenses and related communications equipment such as we have recently acquired. We plan to finance these capital expenditures through revenues from operations and financing from outside sources, the availability of which no assurance are given. Revenues from operations are not currently adequate to sustain present operations and we will continue to require funding from outside sources for the currently foreseeable future, the availability of which cannot be assured. We currently plan to continue to utilize in-house personnel and dealers to sell and market our 220 MHz and emergency management products and services. However, it is not presently anticipated that our sales and marketing efforts and the projects we are working on with CH2M will result in any significant revenues from such efforts, if at all, until approximately the end of the third quarter of calendar year 2003. If we are unable to continue to access sufficient outside financing until at least such time, of which no assurances are given, our operations will be materially adversely affected.

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

         The Company plans to adopt a stock option plan following its current fiscal year end for a to-be-determined number of shares of common stock. Any issuances of common stock under such plan will cause dilution to existing shareholders.

         We commenced litigation, including a motion for preliminary injunction, against the licensor of the MaxResponder emergency management software which we currently market pursuant to a sub-license agreement with the licensee of such software, PSG. Such litigation generally alleges that the licensor is engaging in commercial defamation by making material, false representations to our customers and others concerning, generally, our authority to sell and market such product. We, generally, contend that the licensee acted within its authority to grant the Company its current sub-licensing rights, that we continue to have the right to sell and market such software, and we plan to continue to market such software product. To the extent this matter is not ultimately resolved to our satisfaction, however, such result could negatively impact our revenues and results of operations in view of MaxResponder sales currently constituting a significant portion of our emergency management software and related services business. Also see PART II. OTHER INFORMATION.
Item 1. Legal Proceedings.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Bizcom U.S.A., Inc. vs. Public Safety Corporation, U.S. District Court, Southern District of Florida, Case No. 02-61793. On December 24, 2002, we commenced litigation, including a motion for preliminary injunction, against Public Safety Corporation ("PSC"), which is the licensor of the MaxResponder emergency management software which we currently market pursuant to a sub-license agreement with the licensee of such software, The Public Safety Group, LLC. Such litigation alleges, among other things, that PSC is engaging in commercial defamation and tortious interference with business relationships by making material, false representations to our customers and others concerning, generally, our authority to sell and market such product. We, generally, contend that the licensee acted within its authority to grant the Company its current sub-licensing rights and that we continue to have the right to sell and market such software. The relief sought generally includes preliminary and permanent injunctive relief from PSC, its officers, directors, employees, agents and servants making false statements about the Company's right to sell, market and support the MaxResponder and damages, including punitive damages, for PSC's alleged actions. PSC previously made a motion to dismiss, generally alleging lack of personal jurisdiction, which is currently pending. The parties are currently engaged in settlement negotiations.

ITEM 2.  CHANGES IN SECURITIES

         For the period January 1, 2003 through March 31, 2003, the Company sold the following securities pursuant to Section 4(2) under the Securities Act of 1933, as amended (the "Securities Act"), based upon the limited number of offerees, their relationship to the Company, the number of shares offered in each offering, the size of the respective offerings, and the manner of each offering:

         We issued units at a price of $7,500 per unit for an aggregate of $1,095,000 to accredited investors pursuant to Rule 506 under the Securities Act; each Unit is comprised of 3,000 shares of restricted common stock and a warrant to purchase 1,500 shares of restricted common stock at an exercise price of $3.00 per share for a period of 3 years from the date of issuance, subject to customary adjustments. Each of the certificates representing shares of common stock and warrants bear a restrictive legend restricting transferability under the Securities Act.

         On February 7, 2003, we entered into an asset purchase agreement with eight equipment owners to acquire an aggregate of sixty-seven 220 MHz SMR licenses issued by the FCC and related communications equipment for an aggregate purchase price of $14,600,000. This purchase price has been paid by the issuance of 5,168,000 shares of our restricted common stock, valued at $2.50 per share and the assumption of certain obligations totaling $1,680,000.

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

10.4 Radio Subscriber Service Agreement (incorporated by reference to Exhibit 10.4 to BizCom's Amendment No.2 to Form 10-SB filed on July 23, 2002)

10.5 Employment Agreement dated as of April 26, 2002 by and between BizCom U.S.A., Inc. and David L. George (incorporated by reference to Exhibit 10.5 to BizCom's Form 10-SB filed on May10, 2002)

10.6 Assignment and Amendment of Lease dated July 17, 2002 (incorporated by reference to Exhibit 10.6 to BizCom's Form 10-KSB filed on October 15, 2002)

10.7              Agreement by and between BizCom U.S.A., Inc. and Edward W.
                  Lent III dated as of October 14, 2002 (incorporated by reference to Exhibit 10.7 to BizCom's Form 10- KSB filed on October 15, 2002)

10.8 Asset Purchase Agreement by and among BizCom U.S.A., Inc., Bizcom Southern Holdings, Inc. and certain equipment owners dated as of February 7, 2003 (incorporated by reference to Exhibit 10.8 to BizCom's Form 8-K filed on February 13, 2003)

                  (b) Reports on Form 8-K

                  On February 13, 2003, a current report on Form 8-K was filed with the Commission reporting the acquisition of certain 220 MHz SMR licenses issued by the FCC and related telecommunications equipment.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   BizCom U.S.A., Inc.
                                   (Registrant)


Date: May 14, 2003                 By: /s/ Hanan Klein
                                       --------------------------------------
                                       Hanan Klein, Chief Executive Officer,
                                       Principal Executive and Financial Officer

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


  Signature                   Title                                   Date
  ---------                   -----                                   ----

/s/ Hanan Klein         Chief Executive Officer,                    May 14, 2003
----------------        President, Principal Executive and
 Hanan Klein            Financial Officer,
                        Secretary and Chairman
                        of the Board of Directors