Form 10KSB
period 2003-06-30
BIZCOM USA INC
filed 2003-09-29
CIK 1023997

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                 FOR THE TRANSITION PERIOD FROM ______ TO______

                        Commission file number 000-49812

                               BIZCOM U.S.A., INC.
                 (Name of small business issuer in its charter)

FLORIDA                                                               65-0681772
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

5440 NW 33RD AVENUE, SUITE 106, FLORIDA                                    33309
(Address of principal executive offices)                              (Zip Code)

Issuer's telephone number (954) 714-0028

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act: COMMON STOCK, $0.0001 PAR VALUE PER SHARE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year ended June 30, 2003 were $1,223,270.

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of September 11, 2003 was approximately $38,316,875, based upon recent private placement sales of the Registrant's voting common stock. The Registrant's common stock is not currently listed on any securities exchange or otherwise publicly traded.

As of September 11, 2003, there were 15,326,750 shares of the Registrant's common stock outstanding.

Documents Incorporated by Reference: None

Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

TABLE OF CONTENTS


                                     PART I

Item 1.  Description of Business..............................................1

Item 2.  Description of Property.............................................13

Item 3.  Legal Proceedings...................................................14

Item 4. Submission of Matters to a Vote of Security Holders..................14

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters............15

Item 6.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...........................................20

Item 7.  Financial Statements................................................26

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............................................26

Item 8A. Controls and Procedures.............................................27

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act...................28

Item 10. Executive Compensation..............................................30

Item 11. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters.....................................31

Item 12. Certain Relationships and Related Transactions......................32

Item 13. Exhibits and Reports on Form 8-K....................................33

Item 14. Principal Accountant Fees and Services .............................34

Signatures...................................................................34

Financial Statements........................................................F-1

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

BUSINESS DEVELOPMENT
--------------------

Our company, Bizcom U.S.A., Inc. ("Company"), is a Florida corporation located in the Fort Lauderdale, Florida area. We currently offer and sell 220 MHz Specialized Mobile Radio ("SMR") products and emergency management software solutions to various end users.

The Company was formed in July 1996 and commenced limited operations shortly thereafter, which entailed managing certain 220 MHz SMR systems which it planned to acquire. However, due to working capital constraints, the Company was unable to acquire such systems and ultimately ceased its management responsibilities of such systems.

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

Prior management resigned at the end of July 2001 and our current Chief Executive Officer assumed management of the Company at that time. We sought and obtained initial private equity financing in October 2001 and commenced business development efforts shortly thereafter, resulting in the developments discussed below.

In February 2002, we entered into an exclusive patent and related technology license agreement with Datamarine International, Inc. ("Datamarine") in consideration for installment payments aggregating $569,000 paid through September 20, 2002. The term of such agreement is for approximately seven years from February 2002, based upon the then approximate seven year life of the two land mobile radio products that are the subject of such agreement. Prior to such agreement, Datamarine was the sole U.S. manufacturer of 220 MHz SMR land mobile radio products radios currently in use. Pursuant to such agreement, we have been granted the exclusive license and right to make, or have third parties make, use and sell in the U.S. and worldwide all 220 MHz land mobile radio products previously manufactured by Datamarine. We currently have a purchase order arrangement with an offshore manufacturer, also previously utilized by Datamarine, to manufacture land mobile radio products for us, which arrangement has proved satisfactory to date.

In April 2002, we entered into a sub-license agreement for the EM/2000 and recently renamed GeoCommand emergency management software that we currently offer, pursuant to a ten (10) year exclusive sub-license agreement with the licensee of such software products, The Public Safety Group LLC ("PSG"). The sub-license agreement automatically renews for successive one year periods provided neither party is in breach of the agreement. In June 2003, we entered into a direct license agreement for the GeoCommand software with Public Safety Corp., the licensor of such software.

On February 5, 2003, we entered into a memorandum of understanding to form an alliance with CH2M Hill, Inc. ("CH2M") to jointly deliver enhanced event and emergency management services. We will provide the EM/2000 emergency management software program, which complements CH2M's existing line of security products and services, including its geospatial-based mapping solution. We are currently working with CH2M on a variety of interoperable incident management solutions for governmental and critical infrastructure industries. CH2M is actively working with various state government and federal agencies to pursue grant based funding for the applications described above.

On February 7, 2003, we entered into an asset purchase agreement to acquire sixty-seven 220 MHz SMR licenses issued by the Federal Communications Commission ("FCC") and related communications equipment for an aggregate purchase price of $14,600,000. This purchase price has been paid by the issuance of 5,168,000 shares of our restricted common stock, valued at $2.50 per share and the assumption of certain obligations totaling $1,680,000.

On June 30, 2003, we entered into an asset purchase agreement to acquire thirty-seven 220 MHz SMR licenses issued by the FCC and related communications equipment plus other receivables with a value of $1,220,000 for an aggregate purchase price of $6,485,000. This purchase price has been paid by the issuance of 2,274,000 shares of our restricted common stock, valued at $2.50 per share and the assumption of certain obligations totaling $800,000.

In August 2003, the Company introduced a substantially improved version of the EM/2000 software that, in addition to improved functionality, provides a web-based version that gives customers access to a database via the internet.

On September 18, 2003, we entered into a Memorandum of Understanding with Sophia Communications, Inc. ("Sophia") to purchase substantially all of Sophia's assets, which includes a nationwide ten-channel, two regional and eight economic area 220 MHz SMR licenses, Sophia's radio technology and certain other assets. The acquisition specifically excludes Sophia's operations in Latin America, and grants Sophia the rights to use the technology in its Latin American operations. The acquisition is subject to certain conditions, including approval by Sophia's shareholders, approval by the FCC of the license transfers, negotiation and execution of a definitive purchase agreement, and completion of satisfactory due diligence. If the conditions are met, we would pay for the acquisition with five million shares of our restricted common stock, a promissory note payable due December 31, 2007 in the amount of $2,900,000 and bearing interest of 4% payable semi-annually which will be secured by the common stock of a subsidiary that will own the FCC licenses, warrants to purchase one million shares of our common stock at an exercise price, subject to certain determinations of not more than $6.00 per share for an exercise period of three years, $300,000 in cash at closing on or before October 31, 2003 and an additional $400,000 on January 31, 2004. If we close the acquisition, the consideration of common stock and warrants would be held in escrow until the FCC formally authorizes Sophia to transfer the licenses, but we would take title to all other assets at closing. If closed, the acquisition could result in purchased research and development costs related to acquired technology. We would be required to evaluate the estimated purchased research and development costs and charge such amount to expense at the time of acquisition.

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

Revenues from operations are not currently adequate to sustain present operations, and we will require additional capital to fund our operations, including increased research and development cost for development of our software products and integration of our software and communications systems. We are currently seeking capital through additional equity financing. Our failure to obtain financing as needed would have a material adverse effect upon the Company and its business as we believe our current cash position and expected receipts will enable us to sustain operations for only up to approximately four
(4) months.

BUSINESS OF THE ISSUER
----------------------

GENERAL

We provide emergency management and first responder software, and wireless voice and data communications equipment for public safety, critical infrastructure, homeland security, and industrial / commercial markets. We are expending resources to improve the functionality and breadth of our software solutions so we can offer integrated emergency management products and services across a broad spectrum of potential users including state, county and local emergency operations centers ("EOCs"), federal and state agencies, and public safety users, including police, fire and rescue, and hospitals and ambulances. As a result of recent acquisitions and planned additional acquisitions of 220 MHz licenses, we plan to develop and offer spectrum efficient data and voice communications networks. From time to time, we engage in discussions with owners of 220 MHz SMR FCC licenses, and may make additional acquisitions of such assets. We also are in discussions with various companies to market jointly additional products that are complementary to our emergency management systems solutions, including global positioning systems ("GPS") providers and sensor companies with products that detect radiation, weather and other data we believe may be important to an EOC.

Furthermore, we plan to introduce an integrated emergency management software/sensor communication/220MHz radio communication systems solution (the "Integrated Model"). We have successfully conducted a demonstration of the technical effectiveness of the system for potential customers using a limited number of sensor devices. We plan to develop the system further including working with sensor manufacturers to develop additional sensor applications for integration. Such an integrated system would enhance the capabilities of EOCs, event managers, first responders and managers of critical infrastructure to monitor and respond quickly to potential threats and incidents. While we will continue to offer and service voice dispatch customers in our existing markets, we plan to devote resources to develop data and telemetry services. These services are planned to include transmitting sensor data to our incident management software, SCADA (Supervisory Control and Data Acquisition) for utilities and other critical infrastructure, AVL (automatic vehicle location) and offering analog data transmission to customers on the 800 MHz band. In addition, we develop, operate and manage 220 MHz SMR wireless voice and data communications services in the commercial sector. Such commercial markets could also include data communications for monitoring of critical infrastructure.

DEVELOPMENT OF THE 220 MHZ MARKETPLACE

In 1988, in part due to a request from United Parcel Service, the FCC reallocated the 220MHz - 222MHz part of the radio frequency spectrum band for commercial use. Since this was only a relatively small frequency band and the FCC was promoting bandwidth efficiency, this band was regulated into very narrow channels spaced only 5 kHz apart. In all other commercial bands, the narrowest bandwidths used were 12.5 kHz up to 30 kHz. As a result, new radio designs were needed, which required digital signal processors (DSPs) to help achieve the efficiency needed to operate at this smaller bandwidth. DSPs also made it easier to adapt the radios for transmitting and receiving data signals.

Due to the need for new radio designs and various regulatory delays, 220MHz industry development progressed slowly. Digital technology increased the efficiency of existing 800 and 900 MHz networks and decreased the interest in the 220MHz spectrum. Today, 220 MHz channels are virtually unused over much of the United States. Paradoxically, the 220 MHz spectrum is potentially attractive for telemetry and data because the spectrum has little interference since many channels are not yet constructed and therefore not used.

220MHz systems use a range extending device called a repeater. A repeater is typically located on top of tall buildings or on communications transmission towers and can extend the range of the terminal units to as much as 30 or 40 miles from their base site depending on the location. This exceptionally large coverage area or range means that a single repeater site can cover a large geographic area at very low infrastructure cost. Many telemetry applications require a very low operating cost structure and the combination of 220MHz propagation characteristics, range and low infrastructure cost may help achieve this goal much more cost effectively than competing services such as cellular.

We believe we have a competitive advantage offering telemetry and data devices and services because 1) our proprietary radio designs use DSPs and have already been modified for data, 2) we have high-powered repeaters that extend the range of a 220MHz system, 3) we have a large amount of spectrum available for use in many major markets of the United States, and 4) we are experienced in interfacing telemetry into our wireless systems. However, we need significant funds to fully implement our operating plan.

DEVELOPMENTS IN THE EMERGENCY MANAGEMENT MARKETPLACE

Since September 11, 2001, government agencies realize that they must prepare for security threats that were rarely considered before. First responders' missions have greatly expanded to include a need for automated management and decision support tools to assist in meeting broader expectations now placed on these organizations. Such systems will help responders and emergency managers to streamline critical information, track the status of requests and tasks, locate and deploy resources, log relevant incident information, generate situation reports, and move information seamlessly across multiple users or agencies all with the end goal of lessening the overall impact of the event.

In January 2003, the United States government established the U. S. Department of Homeland Security (the "DHS"). Since the DHS' creation, there has been a major emphasis on moving away from old legacy based systems and improving and consolidating technology platforms. As a direct result, there has been an overall increase in technology budgets to assist government agencies with the financial resources to acquire new tools and technology.

The DHS is comprised of five major divisions or directorates: Border & Transportation Security; Emergency Preparedness & Response; Science & Technology; Information Analysis & Infrastructure Protection; and Management. In the event of a terrorist attack, natural disaster or other large-scale emergency, the DHS will assume primary responsibility for ensuring that emergency response professionals are prepared for any situation. This will entail providing a coordinated, comprehensive federal response to any large-scale crisis and mounting a swift and effective recovery effort. The DHS will also prioritize the important issue of citizen preparedness. The DHS has an annual budget of $38 billion dollars in 2003 which was subsequently enhanced by $6.7 billion.

The DHS has made available more than $4.4 billion dollars in funding for grants since March 1, 2003. The DHS made the following amounts available from its fiscal year 2003 budget and supplemental budget: - March 7, 2003, $566 million was made available to the states and cities to assist first responders in the form of funding for equipment, training, planning and exercises.

- March 10, 2003, $750 million was made available for firefighter assistance grants to help rural, urban and suburban fire departments better train, prepare and equip themselves.

- April 8, 2003, $100 million was made available to the New York City area, Los Angeles area, San Francisco area, Chicago area, Seattle area, Houston area and the National Capital Region as part of the urban area security initiative to help enhance the local government's ability to secure large population areas and critical infrastructure.

- April 16, 2003, $165 million was awarded to help state and local governments plan and prepare for all hazards planning, training, exercising and facilities.

- April 30, 2003, $1.5 billion was made available to the states and localities from the Supplemental Budget to help state and local law enforcement personnel pay for equipment, planning, training and exercises and to offset costs associated with enhanced security measures deployed during heightened threat periods.

- May 14, 2003, $700 million was allocated from the supplemental budget as part of the urban area security initiative for 30 cities and their contiguous counties and mutual aid partners to enhance the security of urban areas with high density populations and critical infrastructure, ports and mass transit systems.

For 2002 and 2003, the U. S. Transportation Security Administration awarded UNISYS $1 billion to manage an information technology managed service project for airports. UNISYS has identified opportunities for it and its partners to work on a number of additional projects in 2004, including emergency response and incident management. Communications systems are also expected to be a significant project under the DHS. UNISYS is a systems integrator and is required under federal statutes to subcontract with small businesses.

We have not received any revenues from the above contracts and grants to date, and there is no assurance that we would qualify for or receive any revenues from these or future grants or awards.

PRODUCTS AND SERVICES
---------------------

220 MHZ PRODUCTS AND SERVICES

We currently provide wireless voice and data communications equipment for public safety, critical infrastructure, homeland security, and industrial / commercial markets. In connection with recent acquisitions and planned additional acquisitions of 220 MHz licenses and related communications equipment, we plan to develop and offer spectrum efficient data and voice communications networks to such prospective end users. We also plan to introduce an integrated emergency management software/sensor communication/220MHz radio communication systems solution (the "Integrated Model"). Revenues from sales of wireless voice and data products and services were $941,735 in fiscal 2003 compared to $239,050 in the prior year.

TELEMETRY AND DATA APPLICATIONS IN 220MHZ

The following are examples of telemetry and data applications which we currently offer that can be implemented in a 220MHz system:

Automatic Vehicle Location (AVL). AVL involves the addition of a locating device, typically a GPS receiver, on a vehicle and interfacing that device with a 220MHz radio. The location of the vehicle is transmitted over a radio network back to a central control point such as a dispatcher's office. AVL has many applications from simple asset tracking to very sophisticated Computer Aided Dispatch (CAD) systems. Users of AVL systems include taxis, delivery vehicles, ambulances and heavy equipment operators. Our radio product has the AVL feature, and we provide this feature to customers.

Supervisory Control and Data Acquisition (SCADA). Utility companies and large industrial complexes often remotely monitor various components of their operations with wireless sensors and control points. These monitoring systems are called SCADA (Supervisory Control And Data Acquisition) or AMR (Automatic Meter Reading) and we have provided 220MHz systems for use in this field, including a system installed in fiscal 2003 for Hoosier Energy Rural Electric Cooperative, Inc. ("Hoosier Energy"), a generation and transmission cooperative located in Bloomington, Indiana. These systems have traditionally used cellular networks, plain-old telephone service (POTS) networks, and dedicated leased lines in conjunction with private microwave and fiber networks. By using 220 MHz radios, which generally provide flat fee monthly rates, utilities can limit the reoccurring charges that have been associated with cellular phones, POTS, and leased lines. The 220 MHz spectrum provides for a larger coverage area (generally 30-40 miles per each site system) than higher frequency spectrum such as 800 MHz and 900 MHz, which results in lower operating and maintenance costs due to fewer tower sites required to serve an area. Our tower equipment expenditures and tower lease and maintenance expenses are lower as a result of fewer towers needed to service the same size area as the 800 MHZ and 900 MHz spectrum. 220 MHz is especially well suited for rural areas where the devices can be deployed over a large area and where rough and wooded terrain exists.

Transmit analog data for new customers and customers presently using 800 MHz band. On August 8, 2002 the FCC set a five-year "sunset" period for elimination of CDPD (Cellular Data Packet Data) services in the United States. CDPD was designed in the early days of cellular and fits data "around" voice traffic and only works in analog cellular systems, which for the most part have been converting to digital. Digital cellular services have the ability to carry data, but not at the lower costs of an analog network. Therefore, users of CDPD equipment will be forced to either switch to more expensive digital service or find an alternative. We plan to offer our 220MHz system analog data services as a low cost alternative to digital cellular. Its range, capacity, low-interference and low-cost characteristics make our systems an attractive alternative to digital service. Current users of CDPD include public safety, utilities, industry, and transportation sectors.

Transmit sensor data to our incident management software. Our incident management software helps emergency managers monitor, control and mitigate the consequences of all activities of interest. Information flows into the software from various sources and is used to determine response activities. We believe that data from sensors can greatly improve the quality and quantity of information flowing into the software program, thereby enhancing the response scenarios. Many types of sensors are available, including weather, bio-chemical, nuclear, proximity, motion, heat, contact, water quality, etc. Our 220MHz radios can be interfaced to all of these sensors and provide data to an EOC through the software. Similar integrations can be developed for managers of critical infrastructure such as water management companies. The range of the 220 MHz spectrum could be especially advantageous for these customers because many of their assets cover large geographic areas in remote locations.

PRICING OF 220 MHZ PRODUCTS AND SERVICES

Bizcom offers voice, data or combinations of voice and data wireless products and services including use of our spectrum and wireless infrastructure. We sell our subscriber equipment (voice and data radios) to end users for an average price of approximately $500 plus $100 for a data interface adapter. Dealers receive a 40% discount. We sell airtime for an average of $15 per month for voice-only, an average of $8 for data-only and an average of $18 for combination voice and data. We also offer rental and bundled services that combine network usage with hardware. Short-term rental rates average $30 month while bundled; long term packages range between $15 and $25 per month depending on model, features and usage.

We sell base stations and other infrastructure to end-user or dealer customers who have their own 220MHz spectrum. Voice and voice/data (low-speed data) systems typically sell for $8,000 to $12,000 per channel. For project management, training and installation, we charge $1,500 per day for engineering services and $1,000 per day for technician or trainer services plus travel and expenses.

Prices for equipment and airtime for our public safety and critical infrastructure customers has not yet been established, and are dependent upon whether the customer has its own spectrum, prefers to lease our spectrum, or prefers to use our spectrum and pay under a negotiated airtime arrangement. For example, we disaggregated (separate a regional license into economic area licenses to allow the sale or lease of one of the economic areas) a regional license for Hoosier Energy, and sold them radios and charged for installation services. Certain state and local agencies including public safety agencies own their own 220 MHz spectrum. In those circumstances, we would sell such customers our radio product and the sensor integration products and services to use on their own systems.

EMERGENCY MANAGEMENT SOFTWARE PRODUCTS AND SERVICES

We currently offer and sell emergency management solutions, upgrades and related services on a national basis to various end users, including but not limited to: local fire and police departments; local, county and state emergency management agencies; and other federal and state agencies. We also plan to develop our product to manage events such as sporting events and concerts, where event managers perform many roles similar to emergency managers.

We sub-license the emergency management software that we currently offer, EM/2000 and recently renamed GeoCommand emergency management software, pursuant to a ten (10) year exclusive sub-license agreement with the licensee of such software products, The Public Safety Group LLC ("PSG"). Our sub-license agreement with PSG automatically renews for successive one year periods provided neither party is in breach of the agreement. In June 2003, we entered into a direct license agreement for the GeoCommand software with Public Safety Corp., the licensor of such software.

EM 2000 is a currently operational PC based emergency management software system that streamlines the flow of critical information during emergency incidents or major events, and provides command and control capabilities for government agencies to assist them in their response. We also offer EM/2000 Advanced, an integrated incident management solution with interactive Geographic Information System ("GIS") mapping offered through a marketing alliance with CH2M Hill. We introduced a web version of our EM2000 product in fiscal 2003.

GeoCommand is a currently operational software program operating in a GIS (Geographic Information System) environment that provides a first responder to an emergency situation access to necessary information to make rapid decisions in an emergency situation as well as providing situational awareness information for everyday operational needs.

Pursuant to our sub-license agreement, except for certain prior existing end-users, we have licensing rights to market and sell such two products, as well as three other software programs: EM/2000 Backup Services, ILP + Health and Safety, and SARA Title III Reporting, each of which relates to a specific emergency management situation.

We offer EM/2000 Backup Services, which provides users of the EM/2000 program the ability to back up data obtained from the use of the EM/2000 program at an offsite location. ILP + Health and Safety, which tracks occupational accident information, is currently operational but requires further enhancements and the development of a marketing campaign. SARA Title III Reporting is a program designed to allow facilities which are subject to the reporting requirements of the Superfund Amendments and Reauthorization Act of 1986 to enter their hazardous materials inventories through a secure web browser. The program is designed to reduce the paperwork burden on first responder agencies by providing ready access and indexing of these reports. Such program is not currently operational and requires further development to web enable such program. We do not currently anticipate marketing either the ILP + Health and Safety or the SARA Title III Reporting programs in the immediate future due to our desire to continue to focus our current marketing efforts on the EM/2000, EM/2000 Backup Services, and GeoCommand which we believe have and continue to receive favorable market acceptance.

During the third quarter of fiscal 2003, the Company developed a successful pilot program for the State of Iowa for a Center for Disease Control joint exercise. The program integrated pharmaceutical and patient tracking functionality with the Company's EM2000 emergency management software. The Company plans to develop this software product, Medo Stato US, to provide hospitals an emergency management system to deal with large scale emergency incidents as established by JCAHO (Joint Commission for Accreditation of Healthcare Organizations). The system is expected to provide interoperability between hospitals and local emergency management agencies so that critical information can be shared in the event of a mass casualty disaster or bio-terrorism event. We intend to work with local hospitals to develop an Alpha version of the product. We plan to dedicate programming development resources to improve the functionality of this product, and after additional field and Beta testing, launch a fully operational system before the end of fiscal 2004. While we have not effected any material sales of Med-Stat-US to date, market interest from various health and federal/state governmental agencies has been favorable. We cannot assure that such market interest will result in sales of such system if and when fully developed. Delays, however, could be encountered due to financial, test results and other considerations.

Currently, we plan for the foreseeable future to focus our emergency management software sales and marketing efforts primarily on the EM/2000, EM/2000 Backup Services, EM/2000 Advanced, EM/2000 web version, GeoCommand and, following product launch, Med-Stat-Us due to the immediate needs of federal, state, and local governments and public safety and healthcare providers to prepare and manage for large scale, natural or manmade disasters.

Revenues from sale of our public safety software and services were $281,535 in the year ended June 30, 2003 compared to $37,605 in the prior fiscal year.

PRICING OF EMERGENCY MANAGEMENT SOFTWARE

We price our software products and services based upon the number of servers and users for each software product. In addition, effective April 2003, we now charge an annual software maintenance fee that customers must continue to pay to retain access to the software. We also have a separate pricing schedule for the web browser based software for EM2000. In addition, we charge customers $1,200 per day for installation, training and customization of the programs. Customers receive 24 hour a day telephone support under the license agreements.

STRATEGY
--------

We currently provide emergency management and first responder software, and wireless voice and data communications equipment for public safety, critical infrastructure, homeland security, and industrial / commercial markets. In connection with recent acquisitions and planned additional acquisitions of 220 MHz licenses and related communications equipment, we plan to develop and offer spectrum efficient data and voice communications networks to such prospective end users. We also plan to introduce an integrated emergency management software/sensor communication/220MHz radio communication systems solution (the "Integrated Model"). We have successfully conducted a demonstration of the technical effectiveness of the system for potential customers using a limited number of sensor devices. We plan to develop the system further, including working with sensor manufacturers to develop additional sensor applications for integration. Such an integrated system would enhance the capabilities of EOCs, event managers, first responders and managers of critical infrastructure to monitor and respond quickly to potential threats and incidents. While we will continue to offer and service voice dispatch customers in our existing markets, we plan to devote resources to develop our markets in telemetry and data services. These services are planned to include transmitting sensor data to our incident management software, SCADA ("Supervisory Control and Data Acquisition") for utilities and other critical infrastructure and AVL (automatic vehicle location). We also plan to continue and expand upon our marketing efforts to convert analog data customers from the 800 MHz band to 220 MHz.

The assets which we have acquired entailing 220 MHz SMR licenses and related communications equipment, and in many, if not most instances, similar assets which we may acquire, do not constitute a "business" as such term is described in Item 310 (c) of Regulation S-B, and related Rule 11-01 (d) of Regulation S-X as there will be no continuity of revenue activity and no continuity of operations. Accordingly, pro forma financial information will not be furnished.

Rule 11-01 (d) of Regulation S-X lists the following attributes which such rule indicates should remain with the components purchased if it is to be considered a "business":

1. physical facilities - assets to be acquired, if at all, will consist primarily of transmission equipment, tower lease and 220 MHz SMR FCC license;

2. employee base - generally there will be no employee base;

3. distribution system - not applicable, therefore, not available for acquisition, and will not be acquired;

4. sales force - no sales force will be acquired;

5. customer base - generally, assets comprising 220 MHz systems sought to be acquired will not have any, or only minimal, customers;

6. operating rights - FCC licenses to be acquired will be subject to FCC transfer approval;

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

DISTRIBUTION CHANNELS
---------------------

Customers for our emergency management software programs include emergency managers and public safety organizations, including police, fire and rescue. At state and local governments, the purchasing decision can be affected by many decision makers and limitations resulting from the budgeting process. We believe that sales usually require a direct presence, and alternative methods of selling would not succeed. As a result, we offer emergency management software programs through in-house personnel, and plan to increase the size of our sales staff during the current fiscal year.

We currently offer 220 MHz radio products and services through in-house personnel and outside independent sales representatives in a limited region of the country. In addition, local dealers are generally necessary to establish and service voice dispatch customers. Often, these dealers have their own local spectrum and have incentives to load their systems first. We are not currently planning any large marketing efforts in the local voice dispatch markets outside of our current markets in Ohio, Indiana, Michigan, Oregon and Washington.

Sales and marketing for our current radio and emergency management software product and service offerings are presently conducted primarily through sales calls to industry participants known to our marketing personnel through prior industry experience and contacts and through attendance at industry trade shows. We currently utilize very little print and other advertising media.

SOURCES OF SUPPLY
-----------------

We have an exclusive patent and related technology license agreement with DataMarine for 220 MHz radios, which, prior to the agreement, constituted the only U.S. manufacturer of voice/data 220 MHz SMR radios. We now purchase radios having the same specifications as Datamarine's land mobile radio products from an offshore manufacturer. There are other manufacturers available which manufacture radios; however, the offshore manufacturer from which we currently purchase radios has all the required tooling to manufacture such products and has substantial manufacturing capacity. Certain components of the radios from time to time become obsolete as new technologies develop. Currently, several components are no longer manufactured, and there is an estimated one year supply of remaining components and additional components available. While we could redesign the radio to include new components if necessary, we do not consider the voice radio to be critical to immediate future sales, and we do not plan to redesign the voice radio unless and until sales of voice radios become significant.

Sophia has a 220 MHz SMR data-only radio which we believe will offer a significant improvement in technology and a lower cost alternative to our radio for our public safety/emergency disaster relief data applications. On September 18, we signed a Memorandum of Understanding to acquire certain of Sophia's assets, including such radio technology on or before October 31, 2003. The Sophia radio, which does not have voice capabilities, transmits data at over four times the data transmission rate of our current radio product. In addition, the Sophia technology allows a customer to transmit data from the radio over the Internet by means of a data switch. There is no assurance that we will acquire Sophia's assets. If we do not acquire such assets, we may, if funding permits, increase our research and development spending to develop a data-only radio that would complement our current voice and data radio.

COMPETITION
-----------

COMPETITION IN 220 MHZ SMR RADIO SERVICE

We face competition from companies operating in the 220 MHz frequency band as well as all wireless and radio companies in other frequencies in both voice and data communications markets. Competitors to our 220 MHz radio services business include many companies providing phone, pager, voice dispatch, data transfer and other voice and data products, many of whom have substantially greater financial and other resources than the Company.

The mobile wireless voice communications market is currently dominated by six companies: Nextel Communications, AT&T Wireless, Cingular Wireless, Sprint PCS, Verizon Wireless and Deutsche Telecom/T-Mobile. Nextel is a land mobile radio provider while the other five large competitors are cellular phone providers. Although we do not anticipate competing in the mobile wireless voice communications market, these companies may also serve the voice dispatch and data communications markets which we continue to plan to serve.

While we will continue to offer and service voice dispatch customers in our existing markets, we plan to devote most of our resources to develop, market and sell telemetry and data services. These services include transmitting sensor data to our incident management software, SCADA for utilities and other critical infrastructure, automatic vehicle location (AVL) and providing analog data services to customers currently serviced in the 800 MHz band. While competitors provide SCADA and AVL products and services, we believe that we offer a cost competitive product targeted at the homeland defense marketplace which includes public safety and critical infrastructure markets.

In addition, we believe that potential markets exist with users transmitting data in the 800 MHz and 900 MHz spectrum. Our radio technology uses a digital signal processor to convert analog signals to digital which allows the communication of data. Wireless providers are converting equipment used in the 800 MHz and 900 MHz spectrum to digital formats, which will allow greater data communications in such spectrums. We are not aware of digital radio technology capable of transmitting data in the 450 MHz spectrum at this time. While the price charged to customers is anticipated to increase for voice dispatch and data communications customers on the 800 and 900 MHz spectrums, the companies providing these services have greater marketing power and resources and may nevertheless be able to sell an increased cost product to customers. While switching to the 220 MHz spectrum may be a lower cost alternative to the expected increased costs for 800 and 900 MHz data communications, the ownership of the 220 MHz spectrum is highly fragmented, except for several owners of 220 MHz nationwide licenses, and does not currently have the critical mass to attract large numbers of users. One of the owners of two nationwide 220 MHz licenses, Access Spectrum, has received authorization from the FCC to act essentially as a lessor of spectrum.

In voice dispatch markets, our competitors include one national and a variety of small local companies who own and operate SMR systems in a number of different frequency bands, including 220MHz, 450MHz, 800MHz and 900MHz. Most of these SMR systems use analog technology and specialize in providing dispatch service. As a result of the ongoing consolidation efforts within the industry, we believe that eventually all of the 800MHz and 900MHz bands will be consolidated by one or more large digital operators such as Nextel Communications and that those users who do not want to remain on these frequencies for cost or other issues will have to relocate to other bands such as 220MHz and 450MHz. However, there can be no assurance that such acquisitions will continue to take place or that customers will be willing to switch to a new, expected lower-cost service. In addition, local dealers are generally necessary to establish and service voice dispatch customers. Often, these dealers have their own local spectrum and have incentives to load their systems first. We are not currently planning any large marketing efforts in the local voice dispatch markets outside of our current markets in Ohio, Indiana, Michigan, Oregon and Washington.

COMPETITION IN EMERGENCY MANAGEMENT SOFTWARE SERVICES

Our primary competitors in this market space include Blue 292, Web EOC, Alert Technologies, and eTeam. Certain of such companies currently have substantially greater financial and other resources than the Company.

While one of such competitors offers a product having certain characteristics similar to the EM/2000, we believe the EM/2000 product, which is competitively priced, to have certain superior features and easier to use screen navigation capabilities. The EM/2000 is also offered in a client server mode, which is generally more secure than operating in a web based format.

Our primary target customers are state, county, and local municipal markets where we have a well established base of business with our emergency management software. We are specifically focusing on government agencies which desire easy to use and affordable solutions. We differentiate ourselves from existing competition by supporting our products with exceptional installation, training, integration, and customer support. We believe that these tools combined with our wireless technologies and unencumbered spectrum can deliver a more complete and powerful solution to both our existing customer base and to new end users.

While certain web based products may offer competition to the EM/2000, we believe, based upon our discussions with certain federal and state government representatives, as well as representatives of certain private sector entities, that certain prospective customers, including such representatives with whom we have had discussions, who possess critical infrastructure may be more inclined to utilize emergency software that operates in a client server mode versus a web based format due to perceived security concerns relating to web based formats. However, certain customers prefer the ease of use of the web based product despite its vulnerability; we introduced a web version of our EM2000 product at the end of fiscal 2003.

To the extent that we may be successful in integrating our emergency management software applications with our wireless capabilities to provide a complete interoperable solution, we believe such product and service offering will make us uniquely different from our competitors.

NEW TECHNOLOGIES

We may also face competition from other technologies and services which are currently being introduced and may be introduced in the future. The continued acceptance of analog SMR services and the acceptance of the services we plan to offer and anticipate offering may be adversely affected by the development and availability of new technology.

DEPENDENCE ON MAJOR CUSTOMERS
-----------------------------

For the year ended June 30, 2003, four customers accounted for 58% of our sales and the two largest customers accounted for 24% and 20% respectively of our sales. The sale to the largest customer was a sale of products and installation of a SCADA data communications system using the 220 MHz spectrum. We will solicit sales of similar system installations to other potential customers. Sales to the next largest customer were sales of radios for resale; we do not consider these sales to be a core component of our growth strategy, although they may continue in the near term. At June 30, 2003, five customers accounted for 48% of our accounts receivable, and one of these customers is a related party. As such, we believe that we have an abnormal concentration of credit risk within our receivables because of the limited number of customers. For the year ended June 30, 2002, three customers accounted for 84% of our sales and two vendors accounted for 91% of our purchases. At June 30, 2002, two customers accounted for all of our accounts receivable.

PATENTS AND LICENSES
--------------------

On February 1, 2002, we entered into an exclusive patent and related technology license agreement with DataMarine that granted us the exclusive license and right to make or have third parties make, use and sell in the U.S. and worldwide all 220 MHz land mobile radio products previously manufactured by Datamarine. Such agreement further provides for a term equal to the then remaining approximate seven year life of the two land mobile radio related patents.

In April 2002, we entered into a ten (10) year emergency management software license agreement with PSG, a Missouri limited liability company. PSG's managing member at that time was Edward W. Lent, III, who was also then and until October 2002, a Company director and Executive Vice President/Public Safety. Such agreement acknowledges a pre-payment by the Company to PSG of $439,000 for the software license and provides for a ten percent royalty payment for each software program sold by the Company on a going-forward basis. PSG is obligated to pay Specialized Disaster Systems International, Inc. ("SDSI"), the licensor of the EM2000 and related software, a payment in cash or other consideration in the amount of $1 million on or before December 31, 2003. In the event that PSG does not pay SDSI the required amount by December 31, 2003, SDSI does not have the right to terminate the license agreement, and its sole remedy is to sue PSG for damages. Our sub-license agreement with PSG automatically renews for successive one year periods provided neither party is in breach of the agreement. Pursuant to such agreement, except for certain prior existing end-users, we have licensing rights to market and sell the various emergency management software programs that are the subject of such agreement, including the EM/2000; GeoCommand, for which we have an exclusive license as a distributor for such product; ILP + Health and Safety; SARA Title III Reporting; and EM/2000 Backup Services Software. Each of such software programs relates to a specific emergency management situation.

In April 2002, we entered into a five (5) year agreement (subject to automatic one year renewals on the same terms and conditions provided neither party is in default thereunder) with a company which was then managing approximately two hundred (200) combined 220 MHz SMR licenses and systems with coverage in thirty seven (37) of the top fifty (50) Metropolitan Service Area ("MSAs") markets in the United States. Pursuant to such agreement, the Company is to receive, on a non-exclusive basis, use and access to such systems then and as may later be managed by such company for public safety/emergency disaster relief usage. Such agreement provides for payments to such entity for and on behalf of the 220 MHz SMR systems it manages of up to $1,000,000, all of which was prepaid by the Company through the end of June 2002. In February and June 2003, we acquired certain of the 220 MHz SMR licenses and systems under this license agreement, and reduced the purchase price of the acquisition in the amount of $680,000, which is the estimated value of the licenses related to the systems acquired.

In June 2003, we settled our litigation against Public Safety Corporation ("PSC"). Under the terms of the settlement, we will market our first responder software under a new rebranded name (renamed "GeoCommand"), have all rights to make, use, copy, distribute, modify, sublicense and make derivative works of the rebranded software, and have the exclusive rights to the rebranded software and any derivative works. PSC shall only remarket the software under a new name to be determined. We agreed with PSG to terminate certain sections of our sub-license agreement dated April 26, 2002, and PSC and PSG terminated their software license agreement dated March 18, 2002. We agreed with PSC not to contact each others customers for a period of two years. We will pay a royalty equal to twenty five percent of new product sales of GeoCommand directly to PSC for a period of 18 months, after which all royalties will terminate, and we will then own a fully paid-up, non-exclusive, worldwide, royalty free license to the software.

We have filed a trademark application for the GeoCommand name.

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

SMR service utilizing the 800 MHz and 900 MHz band was first licensed in 1974. The FCC authorized the current 220 MHz service in 1991, seeking to introduce a spectrum efficient "narrowband" service on one-fifth of the frequency of conventional SMR services, e.g., 5 kHz per channel, for such services as dispatch and fleet communications. The FCC conducted this "Phase I" licensing of frequencies by lotteries and, by 1993, approximately 3800 5-channel local and nationwide site specific FCC licenses had been awarded through random selection. A Phase I licensee's service area is defined by the predicted service contour of its authorized base station or fixed station transmitting on frequencies in the 220-221 MHz band.

In 1997, the FCC restructured the licensing framework governing the 220 MHz Service by replacing the original Phase I lottery licensing system with a Phase II auction licensing process. Unlike the site specific Phase I licenses, the service area for Phase II licenses to be awarded by auction were comprised of defined geographic areas, which were based upon

Economic Areas ("EAs") developed by the Bureau of Economic Analysis of the U.S. Department of Commerce. In addition to the EAs, the Phase II auctions would include licenses for larger, regional areas called Economic Area Groupings ("EAGs'), which were comprised of groupings of EAs and encompassed the sum total of all EAs. Nationwide Phase II licenses also would be awarded. In addition, the Phase II licenses included more frequencies than the Phase I licenses, with EA licenses receiving 10 channels each, EAG licenses receiving 15 channels, and nationwide licenses comprised of 10 channels each. In all, the Phase II auction offered 3 Nationwide licenses, 30 regional licenses (EAGs) and 875 EA licenses. These licenses would "overlay" the existing Phase I licenses and would be subject to certain interference protection criteria with respect to the Phase I licenses.

In 1998, the FCC commenced the auction for Phase II 220 MHz licenses. The Phase II auction was conducted in two tiers: the first auction, completed in October 1998, resulted in the award of 908 220 MHz licenses; the second auction, completed in June 1999, resulted in the award of 225 220 MHz licenses. Phase II licensees are permitted to construct facilities anywhere within their authorized geographic area and are currently in the process of building out their systems to meet FCC benchmark requirements.

LEGISLATIVE TRENDS IN THE 220 MHZ SERVICE

In 1993, Congress passed the Omnibus Budget Reconciliation Act ("Budget Act") which, among other things, amended the Communications Act of 1934, to categorize all mobile radio services as either commercial mobile radio service ("CMRS") or private mobile radio service ("PMRS"). The FCC was then instructed to adopt consistent regulations for all CMRS licensees and PMRS licenses, respectively. Previously, mobile wireless services were regulated based on the title of the service, such as cellular or SMR, and the associated frequencies utilized, and whether the service was being offered by a "common carrier." By categorizing mobile radio services more precisely, Congress believed that similar services would be regulated in a similar manner, thereby promoting competition in the marketplace.

To be classified as a "commercial" mobile wireless provider, the service must be: (i) provided for profit; (ii) interconnected to the public switched telephone network; and (iii) available to the public. To the extent that 220 MHz systems meet these criteria, they are regulated in a similar manner to other commercial mobile wireless service providers. PMRS is defined as any mobile service that is not a commercial service or the functional equivalent of a commercial service.

The Budget Act also granted the FCC the authority to use competitive bidding to choose among mutually exclusive applications for initial licenses. The Communications Act was amended to include provisions that allowed the FCC to use competitive bidding if it finds that the principal use of the spectrum is reasonably likely to involve the offering of service to subscribers in return for compensation for such services. It was this amendment to the Communications Act which authorized the 220 MHz Phase II auction in 1998.

REGULATORY TRENDS IN THE 220 MHZ SERVICE

In the late 1990s, the FCC initiated a number of rulemakings designed to increase the use of 220 MHz spectrum and to expand the flexibility of licensees in the 220 MHz service. In 1997, for example, the FCC revised its rules to permit Phase II licensees to enter into agreements for the partitioning of a licensee's geographical service area and/or the disaggregation of a licensee's spectrum. Partitioning contemplates the division of the service area between two geographic areas, e.g., county lines, whereas disaggregation contemplates the assignment of a portion of the licensed spectrum in the same geographic area to a third party. The partitioning and disaggregation rules were intended to encourage use of the frequencies. The FCC believed these revisions would encourage new competitors to enter the market, which in turn would spur a more efficient use of the spectrum, and increase service to the public. The FCC launched several rulemaking proceedings through 2000 to clarify the rules and steps for partitioning and disaggregation.

In 1998, the FCC relaxed certain technical restrictions in the 220 MHz band, in order to permit increased types of wireless services and business options in the band. Thus, for example, the FCC provided that all 220 MHz nationwide and non-nationwide Phase I and Phase II, Government and non-Government licensees, including non-CMRS providers, would be permitted to operate fixed stations and provide fixed communications and one-way and two-way paging services on a co-primary basis, i.e., not ancillary to primary land mobile operations. By permitting fixed as well as mobile operations in the 220 MHz service, the FCC sought to encourage 220 MHz licensees to compete more effectively in the wireless communications marketplace and to broaden the array of services available to consumers, while still providing for additional applications of narrowband technology. Also as part of this effort to increase use of the 220 MHz band and improve competition in the marketplace, the FCC expanded the eligibility rules for licensees in the 220 MHz band to include wireline providers.

In keeping with this trend, in 1999, the FCC relaxed the filing requirements for Phase I nationwide licensees, removing the requirement that such licensees file applications or obtain separate licenses for individual base stations within their nationwide systems, provided that they maintain site information in their station records and make such information available to other licensees or the Commission upon request.

Another regulatory trend has been the reallocation and refarming of SMR spectrum to resolve interference issues. Refarming is an effort by the FCC to achieve spectrum efficiency by reducing the allowable channel size used by radios. The current SMR bands are set up so that frequencies used by different services are interleaved within the band, which historically had resulted in interference between the various services authorized in the band. In 2001, the FCC launched an effort to refarm spectrum in the 800 MHz band, to reduce interference between public safety and SMR systems in that band.

BUSINESS TRENDS IN THE 220 MHZ SERVICE

The SMR industry has undergone a tremendous level of consolidation in the past decade, with Nextel Communications acquiring significant amounts of 800 MHz SMR and 900 MHz SMR spectrum. With respect to the newer 220-222 MHz service, many licensees have focused on identifying customers and loading them onto the 220 MHz systems in order to support system build-outs in accordance with FCC service requirements. Certain 220 MHz service providers have focused on the acquisition of licenses to complement their current authorized service area, either through partitioning and disaggregation, or through the outright purchase of the FCC licenses. The Company has entered into agreements with third parties for the partitioning of its licensed service areas and/or the disaggregation of its licensed spectrum to augment its presence in particular markets,

CURRENT REGULATIONS IN THE 220 MHZ SERVICE

Phase I and Phase II licensees have different requirements with respect to system construction and commencement of service operations. Phase I nationwide licensees are required to construct their base stations and place those base stations into operation in all geographic areas specified within the application (including base stations in at least 28 urban areas specified by the FCC) within 10 years of the initial license grant. All Phase I non-nationwide licensees were required to construct their systems and place them in operation by the later of August 16, 1996 (if system modifications were requested) or 12 months from their initial grant date. Any non-nationwide Phase I licenses that were not timely constructed are subject to forfeiture and their associated frequencies are incorporated into the applicable overlaid Phase II EA or EAG license. Phase I and Phase II licensees may be renewed upon the expiration of their respective license term upon a showing that, during their license term, they provided "substantial service" and they substantially complied with applicable FCC rules and regulations.

With respect to the Phase II licenses, the FCC requires licensees to meet certain benchmarks of service tied to the issuance of the license. Specifically, within five years of the grant of a Phase II EA or EAG license, the licensee is required to provide service to one-third of the population. Moreover, within the initial license term, e.g., 10 years, the licensee must provide service to two-thirds of the population within its geographic area. With respect to Phase II nationwide licenses, within five years of license issuance, the licensee must provide coverage to a composite area of at least 750,000 square kilometers or serve at least 37.5% of the United States population. Within 10 years, the Phase II nationwide licensee must provide coverage to a composite area of at least 1,500,000 square kilometers or serve at least 75% of the United States population. In the event that the Phase II nationwide licensee does not construct its system to meet these respective thresholds, the FCC will automatically cancel the entire license, and will not credit the licensee for any of the sites that it may have already constructed. All 220 MHz licensees are also required to comply with the technical requirements specified in the FCC's rules to ensure that their systems do not cause unauthorized levels of interference to other licensees.

OWNERSHIP OF 220 MHZ SERVICE SYSTEMS

The Act restricts foreign investment in commercial mobile radio service operators. Specifically, foreign corporations may not own more than 20% of the license or licensee, or more than 25% of the parent of a licensee. The FCC has authority to waive the 25% limit if the public interest would be served. By their terms, these foreign ownership restrictions do not apply to private carriers; however, under the Budget Act, private carriers reclassified as commercial mobile radio service providers are subject to these limitations. In addition, wireline carriers have recently been permitted by the FCC to own 220 MHz service licenses.

Prior FCC approval is required for (i) the assignment of any 220 MHz service license or (ii) any transfer of control of a 220 MHz service licensee. In addition, no assignment or transfer of a non-nationwide Phase I license will be approved prior to the completion of construction of that license. Similarly, no assignment or transfer of a Phase I nationwide license will be approved before the licensee has constructed at least 40 percent of the proposed system, except under certain circumstances, such as bankruptcy, non-substantial changes in ownership and partial assignments.

The FCC has established guidelines applicable to management and other non-equity agreements affecting SMR systems, including 220 MHz service systems, to determine whether the manager or other entity has assumed de facto control of the system. The criteria for determining "de facto control" is drawn from the precedent established for common carrier systems, and includes application of the following factors: (i) whether the licensee has unfettered use of all facilities and equipment; (ii) whether the licensee determines and carries out the policy decisions, including preparing and filing of applications with the FCC; (iii) whether the licensee is in charge of payment of financing obligations, including expenses arising out of operating; and (v) whether the licensee receives monies and profits from the operation of the facilities. In addition, under its rules, the FCC will also consider the following: whether the entity constitutes or appoints more than 50 percent of the board of directors or management committee of the licensee; whether the entity has authority to appoint, promote, demote, and fire senior executives that control the day-to-day activities of the licensee; and whether the entity plays an integral role in the licensee's management decisions.

In addition, any manager of the operations of a 220 MHz service license, pursuant to a management agreement, shall be considered to have a controlling interest in such licensee, for purposes of applying the spectrum cap limitations established in the FCC's rules, if such persons or affiliates have the authority to make decisions or otherwise engage in practices or activities that determine, or significantly influence: (i) the nature or types of services offered by such a licensee; (ii) the terms upon which such services are offered; or (iii) the prices charged for such services.

These rules will affect the Company, should it enter into any management agreements with oversight power over other licensees.

GOVERNMENT REGULATION IN EMERGENCY MANAGEMENT
---------------------------------------------

There are currently no significant regulatory trends in emergency management software. However, software in general is subject to the terms and conditions of license agreements, patents, copyrights, trademarks and Federal and state laws pertaining to such matters.

RESEARCH AND DEVELOPMENT
------------------------

We spent $40,556 on research and development activities during fiscal 2003, and did not spend funds for such purposes during fiscal 2002. However, we intend to increase research and development spending significantly during fiscal 2004 to improve software functionality and develop products that will help generate sales related to our recently acquired FCC licenses. We plan to introduce an Integrated Model, an integrated emergency management software/sensor communication/220MHz radio communication systems solution. We have successfully conducted a demonstration of the technical effectiveness of the system for potential customers using a limited number of sensor devices. We plan to develop the system further including working with sensor manufacturers to develop additional sensor applications for integration.

COSTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS
-------------------------------------------

We are not presently affected by and do not have any costs required to comply with environmental laws.

NUMBER OF EMPLOYEES
-------------------

As of June 30, 2003 and September 11, 2003, we employed thirty one (31) and thirty (30) persons, respectively, on a full-time basis, including our Chief Executive Officer/President and Chief Operating Officer/Chief Technical Officer. We currently believe that we will have to significantly increase the number of our employees as we may expand our business due to the numerous employee functions inherent in our business, i.e., sales, service, maintenance, billing and other services. Our personnel are not subject to any collective bargaining agreements and management believes that its relationship with its personnel is good.

ITEM 2. DESCRIPTION OF PROPERTY.

Our principal executive offices are located at 5440 N.W. 33 Avenue, Fort Lauderdale, Florida 33309-6338. Through September 23, 2002, we rented 4,270 square feet of office space on a month to month basis at a rate of $3,000 per month. We signed an eighteen month lease, including an additional 2,600 square feet of office space, for an aggregate of approximately 6,870 square feet at a rate of $7,246 per month. We are currently in negotiations to renew the existing lease at its expiration in April 2004. These offices are sufficient to meet our present needs and we do not anticipate any difficulty in securing additional or other office space if required or desired at competitive rates and on terms acceptable to the Company.


ITEM 3. LEGAL PROCEEDINGS.

We are not a party to and none of our property is subject to any pending or threatened legal, governmental, administrative or judicial proceedings. There has never been a bankruptcy or receivership proceeding. In June 2003, we settled litigation against Public Safety Corporation ("PSC"), the licensor to PSG of the newly named GeoCommand software. Under the terms of the settlement, we will market the software under the new rebranded GeoCommand name, have all rights to make, use, copy, distribute, modify, sublicense and make derivative works of the rebranded software, and have the exclusive rights to the rebranded software and any derivative works. PSC shall only remarket the software under a new name to be determined. We agreed with PSG to terminate certain sections of our sub-license agreement with PSG dated April 26, 2002, and PSC and PSG terminated their software license agreement dated March 18, 2002. We agreed with PSC not to contact each others customers for a period of two years. We will pay a royalty equal to twenty five percent of new product sales of GeoCommand directly to PSC for a period of 18 months, after which all royalties will terminate, and we will then own a fully paid-up, non-exclusive, worldwide, royalty free license to the software

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

We have never traded on any securities exchange. We plan to make application to trade our common stock on the over-the-counter bulletin board ("OTCBB") at some as yet undetermined time. There can be no assurance that an active public trading market for our common stock will develop or be sustained if developed.

HOLDERS:

As of September 11, 2003 there were 15,326,750 shares of common stock issued and outstanding and approximately 297 shareholders. We also have as of September 11, 2003 outstanding warrants which are currently exercisable and which, if exercised would result in the issuance of an additional 5,818,500 shares of our restricted common stock. A substantial number of our shareholders are themselves equity owners in entities which own and/or operate 220 MHz SMR licenses and/or systems.

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

As of June 30, 2003, we did not have any compensation plans, including individual compensation arrangements, under which equity securities of the Company are authorized for issuance, except as follows:

------------------------------------------------------------------------------------------------------------------
Plan Category         Number of securities to be     Weighted-average           Number of securities remaining
                      issued upon exercise of        exercise price of          available for future issuance
                      outstanding options,           outstanding options,       under equity compensation plans
                      warrants and rights            warrants and rights        (excluding securities reflected
                                                                                in column (a)
                             (a)                           (b)                        (c)
------------------------------------------------------------------------------------------------------------------
Equity                None                           Not applicable             Not applicable
compensation
plans approved by
security holders
------------------------------------------------------------------------------------------------------------------
Equity                120,000*                       $3.00*                     *
compensation plans
not approved by
security holders
------------------------------------------------------------------------------------------------------------------
Total                 120,000                        $3.00                      *
------------------------------------------------------------------------------------------------------------------

* We entered into a three year employment agreement with Mr. David George on April 26, 2002 to serve, effective April 29, 2002, as our Chief Operating Officer, Chief Technical Officer and President of our Land Mobile Radio Division. Such agreement generally provides for an annual salary of $130,000, the grant of a warrant to purchase 120,000 shares of the Company's common stock vesting over such three year period (37,500 shares vesting as of July 30, 2002, 2,500 shares vesting as of August 30, 2002 and 2,500 shares vesting on the last business day of each month thereafter provided Mr. George is then an employee of the Company) exercisable at $3.00 per share for a period of ten years from the date of grant, subject to customary adjustments, and the right to receive certain stock options based upon specified performance criteria relating generally to the sale of 220 MHz SMR radios and related equipment. No stock options were issued to such person. At June 30, 2003, 65,000 shares underlying the warrant were vested.

During the quarter ended June 30, 2003, we issued the following Company securities pursuant to Section 4(2) of the Securities Act of 1933, as amended ("Securities Act"), based upon the limited number of offerees, their relationship to the Company, their status as accredited investors, the amount of securities offered in each offering, the size of the respective offerings, and the manner of each offering:

We issued units at a price of $7,500 per unit to accredited investors pursuant to Rule 506 under the Securities Act; each unit is comprised of 3,000 shares of restricted common stock and a warrant to purchase 1,500 shares of restricted common stock at an exercise price of $3.00 per share for a period of 3 years from the date of issuance, subject to customary adjustments. Additional warrants are issued to investors in the offering when their cumulative investment in the offering exceeds certain breakpoints. The gross offering proceeds during such quarter were $1,162,500. Each of the certificates representing shares of common stock and warrants bear a restrictive legend restricting transferability under the Securities Act.

On June 30, 2003, we entered into an asset purchase agreement with thirteen equipment owners to acquire an aggregate of thirty-seven (37) 220 MHz SMR FCC licenses and related communications equipment and advances due from two unrelated parties with a value of $1,220,000 for an aggregate purchase price of $6,485,000. The purchase price was paid by the issuance of an aggregate of 2,274,000 shares of our restricted common stock, valued at $2.50 per share, and the assumption of certain obligations totaling $800,000.

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

GOING CONCERN CONSIDERATIONS ARE APPLICABLE TO OUR BUSINESS AND OPERATIONS. Our financial statements appearing elsewhere in this Report have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Management realizes that we must generate capital and revenue resources to enable us to achieve profitable operations.

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

WE HAVE AN ABSENCE OF MEANINGFUL OPERATING HISTORY, AND THERE ARE NO ASSURANCES OF PROFITABILITY. While we were incorporated in July 1996, we have not had any significant revenues to date. Revenue and income potential for our current business and operations model is unproven and a lack of meaningful operating history makes it difficult to evaluate the future prospects of our business. We anticipate that profits, if any, will be derived from our success in selling our software products and "loading" or obtaining telemetry and data subscribers to the systems we may operate, of which no assurances are given. We are subject to all the substantial risks inherent in the development of a business enterprise within two industry segments that themselves have only generated limited revenues to date. Accordingly, no assurances can be given that our business will ever be successful or that we will ever be or remain profitable.

WE DEPEND ON OUR MANAGEMENT AND REQUIRE ADDITIONAL MANAGEMENT IN ORDER TO EXECUTE OUR OPERATING PLAN. The success of our business is materially dependent upon the continued services of our Chief Executive Officer/President, Mr. Hanan "Hank" Klein, and our Chief Operating Officer/Chief Technical Officer/President, Land Mobile Radio Division, Mr. David L. George. While Messrs. Klein and George have had substantial business experience within the 220 MHz SMR and telecommunications industries, no assurances are given that such collective prior experience will assure our profitability or success. We do not presently have any key man life insurance on any of such persons; while we intend to apply for such insurance in such amounts as we deem appropriate, it is uncertain at this time as to when we will apply for and obtain such insurance. We believe that we need to retain additional qualified management in several functional areas including sales, marketing and finance and retain additional sales personnel in order to execute our business plan successfully.

WE PLAN TO ENTER NEW, UNTESTED MARKETS AND WILL BE REQUIRED TO EXPEND CONSIDERABLE DEVELOPMENT COSTS TO INTRODUCE OUR PLANNED NEW INTEGRATED COMMUNICATIONS / EMERGENCY MANAGEMENT SOFTWARE MODEL. We plan to introduce an Integrated Model, an integrated emergency management software/sensor communication/220MHz radio communication systems solution. We have successfully conducted a demonstration of the technical effectiveness of the system for potential customers using a limited number of sensor devices, and plan to develop the system further, including working with sensor manufacturers to develop additional sensor applications for integration. Furthermore, we believe, based upon our discussions with potential customers, that larger users such as state and government agency and large cities may be interested in purchasing such a system. However, we have not conducted any formal, extensive market research to determine whether there is a large demand for this system and or the price customers would be willing to pay for such a system. Furthermore, we may develop a Beta test site for such a system largely at our own expense to use as a showcase for potential customers. Development and introduction of the Integrated Model will require substantial additional capital and additional management resources. There is no assurance that we will successfully develop such system or that it will be widely accepted in the marketplace.

WE ARE UNCERTAIN OF OUR CONTINUED ABILITY TO MEET DEVELOPMENTAND OPERATIONAL NEEDS. We will require substantial additional capital to fund our operations, including increased research and development costs for development of our software products and integration of our software and communications systems. Revenues from operations are not currently sufficient to sustain present operations, and we will continue to require funding from outside sources for the current foreseeable future, the availability of which cannot be assured. We are currently seeking capital through additional equity financing. The failure of the Company to obtain financing as needed would have a material adverse effect upon the Company and its business as we believe our current cash position will enable us to sustain operations for up to approximately four (4) months. If additional funds are obtained by issuing equity securities and/or debt securities convertible into equity, dilution to existing shareholders will result, and future investors may be granted rights superior to those of existing shareholders. There can be no assurances, however, that additional financing will be available when needed, or if available, on acceptable terms. There are no current agreements, arrangements, or understandings for any equity and/or debt financing. The failure of the Company to obtain such financing as required or otherwise desired will have a material adverse effect upon the Company, its business and operations. Traditional sources of financing are currently more difficult to access. If we cannot secure any traditional sources of financing and cannot otherwise access required capital, our business and operations will be negatively impacted even if demand for our services is present.

THE UNITED STATES ECONOMY IS SLOWLY RECOVERING FROM A RECESSION AND FUTURE ECONOMIC TRENDS ARE UNCERTAIN. The U.S. economy has experienced an economic downturn during the past two years, and state budgets have been heavily affected by lower tax revenues. The economy has been recovering without any significant improvement in unemployment, and it is uncertain that the recovery will continue. We are currently unable to predict with any certainty the impact, if any, of such economic uncertainty on prospective demand for our products and services or our financial condition or results of operations.

WE HAVE AN EXTENDED SELLING PROCESS WITH SOME CUSTOMERS AND A CONCENTRATION OF RISK ASSOCIATED WITH OUR EMERGENCY MANAGEMENT SOFTWARE MARKET. Some state and local governments expend funds based upon annual budgeting restrictions, and sales to such states and local governments may have a longer selling cycle than for other customers. Also, we currently generate most of our software revenue from state and local governments, and therefore have a concentration of risk associated with these customers.

THERE ARE DEVELOPMENT RISKS ASSOCIATED WITH OUR 220 MHZ BUSINESS. We intend to grow our 220 MHz radio systems business primarily by: (i) marketing to and obtaining subscribers in the public safety/emergency disaster relief sectors to utilize the data communication services offered and intended to be offered on our 220 MHz SMR systems, thereby realizing fee-based subscriber revenues; and
(ii) expanding our service or coverage area and thereby our subscriber base by purchasing select assets from other 220 MHz SMR system owners, including 220 MHz SMR licenses and related equipment.

Development involves substantial risks, further enumerated herein, including the risk: (a) that we will not convince customers in the emergency management markets to use our 220 MHz communication systems for transmitting sensor and other data; (b) that development costs will exceed budgeted or contracted amounts; (c) that our marketing efforts to "load" our SMR systems will not proceed as rapidly as anticipated or otherwise be successful;
(d) that our SMR systems will not achieve desired revenue or profitability levels; (e) that substantial additional financing, which will be necessary, may not be available or if available, might not be on favorable terms; (f) of changes in applicable laws, rules, regulations and interpretations which may adversely effect our business and operations; (g) that we may not be able to purchase additional desired select assets to expand our coverage area due to competition, financial or other considerations or otherwise successfully manage or integrate such asset purchases with our then operations; (h) of competition from other 220 MHz SMR operators as well as other providers of wireless communication and emergency management services, many of the latter of whom have substantially greater financial and other resources than the Company; (i) we may not for whatever reason(s) be successful in our marketing efforts to the emergency management services sector; and (j) of technology changes within the wireless communication industry and our potential inability to adopt such changes to our SMR systems if so desired by prospective or then current subscribers either due to technology constraints which may be inherent to the 220 MHz radio spectrum, financial constraints, or otherwise. There can be no assurances that we will be successful in executing upon our business plan.

THE OPERATING HISTORY OF THE 220 MHZ SMR INDUSTRY IS BRIEF AND THERE IS UNCERTAINTY OF FUTURE BROAD BASED MARKET ACCEPTANCE OF PRODUCTS AND SERVICES WITHIN SUCH INDUSTRY. Although numerous 220 MHz systems are operational in the United States, including many "mom and pop" system operators which produce minimal revenues, and fleet operators, many other systems are "operational" in the sense that they were constructed in advance of FCC construction deadlines, are available for "loading" of subscribers, but are otherwise producing minimal or no subscriber revenues. The 220 MHz SMR industry may therefore continue to be viewed as having a less than successful operating history subject to uncertainty concerning the operational viability of many markets.

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

THERE ARE RISKS ASSOCIATED WITH SELECT ASSET PURCHASES. During fiscal 2003, we purchased certain 220 MHz SMR licenses and related equipment and other select assets from other 220 MHz SMR system owner/operators for Company securities, and assumption of certain liabilities. On September 18, 2003, the Company entered into a Memorandum of Understanding with Sophia to purchase substantially all of Sophia's assets, which includes a nationwide ten-channel, two regional and eight economic area 220 MHz SMR licenses, Sophia's radio technology and certain other assets. If this acquisition is closed, it would greatly increase our asset base and potential operations in the 220 MHz radio business. However, under the proposed structure, we would be obligated to pay $300,000 of cash at closing and $400,000 of cash on January 31, 2004 and issue a note which would be payable in 2007. Furthermore, we would retain a limited number of Sofia's staff and maintain Sofia's administrative offices which would increase our operating costs. We continue to review potential additional acquisitions of 220 MHz SMR licenses to expand our service or coverage area. To the extent that we are not able to generate revenues as quickly or to the extent desired, such acquisitions could put a strain on our operating earnings and cash flow due to higher depreciation, amortization and tower lease expenses and related operating costs.

While management believes, based upon its recent acquisitions and informal discussions with industry trade association personnel, that there may be many owner/operators of SMR systems with minimal or no subscriber base who do not desire to further proceed with the substantial effort, time and expense required to load and otherwise operate their SMR systems and may be desirous of selling certain assets comprising their systems for securities and/or cash, no assurances are given that we are correct in our belief. To the extent that we are successful in purchasing any such select assets, no assurances are given that we will be successful in integrating such assets with our current systems. We will generally be limited to effecting asset purchases, if at all, involving SMR equipment compatible with our planned systems and equipment.

THERE ARE POTENTIAL CONFLICTS OF INTEREST BETWEEN MANAGEMENT AND THE COMPANY. Our principal executive officers, Messrs. Klein and George, devote full-time to the business of the Company. Management is not currently aware of any known or potential conflicts at this time other than: Mr. Klein's de minimis minority equity ownership interest in certain entities which owned 220 MHz SMR licenses and related communications equipment which we have recently purchased, and additional systems which we may approach to discuss the possible acquisition thereof, which systems are currently being managed by the management company with whom the Company previously entered into a radio subscriber service agreement; and Mr. Klein is the sole director of the Company, and therefore is the sole determiner of the Company's overall business strategy and of his employment compensation. We have adopted a Code of Ethics for handling any conflicts which may arise between the interests of the Company and the interests of any member of management. Company security holders will be relying solely on our management's and our Board of Directors' judgment concerning the resolution of any conflicts or potential conflicts and compliance with such Code of Ethics.

WE FACE INTENSE COMPETITION WITHIN BOTH OF OUR BUSINES SEGMENTS. The wireless communications industry and emergency management industry are highly competitive and influenced by the introduction of new services by, and the marketing and pricing activities of, industry participants. We will compete with numerous other businesses engaged in each such industry which market competitive services and products as those marketed and planned to be marketed by the Company, many of which businesses have or may have substantially greater capital and other resources than the Company. Certain of our emergency management software competitors have a greater installed base of software and larger sales forces and software development teams than we have. Such companies may also have greater financial resources than we do. The greater financial resources of many cellular telephone companies, as well as certain 800 MHz SMR service providers, currently permit such entities to offer creative pricing and incentive packages which we cannot presently offer and may not be able to offer in the future. Improvements in technology may adversely impact the demand for our services, which could adversely affect our operations. Other modes of wireless communications such as cellular, specialized mobile radio (800 and 900 MHz), personal communications systems ("PCS") and one-way paging are examples of current competing technology. While we believe, due to the costs for such services compared to the relatively low cost of 220 MHz SMR service, that 220 MHz SMR service may be ideal for radio dispatch and data subscribers as well as other potential end-users, including providers of emergency management services, no assurances are given that we are correct in our belief, or that we will successfully compete.

FCC REGULATIONS GENERALLY. The licensing, construction, operation, sale, interconnection arrangements and acquisitions of 220 MHz SMR systems are regulated by the FCC. These regulations are subject to change, which changes could adversely affect our financial condition and results of operation.

THE SARBANES-OXLEY ACT HAS INCREASED OUR LEGAL, ACCOUNTING AND ADMINISTRATIVE COSTS. The Sarbanes-Oxley Act, passed by Congress in 2002, has substantially increased our legal, accounting and administrative costs in order to comply with its provisions, as is the case with public companies generally. It is expected that such Act, together with various SEC rules and regulations implementing such Act, will continue to impact such costs in view of the evolving regulatory environment.

WE HAVE CERTAIN ANTI-TAKEOVER PROVISIONS IN OUR ARTICLES OF INCORPORATION AND BYLAWS. Our Articles of Incorporation, as amended, provide for a staggered Board of Directors. Mr. Klein's term expires in 2003. Our Articles of Incorporation, as amended, also provide for a substantial number of shares of common stock and "blank check" preferred stock authorized for issuance. Our Bylaws provide, among other things, and in pertinent part, that nominations for election to our Board of Directors, other than those made by the Board of Directors, shall be made by written notification delivered to the Company not less than 20 and not more than 50 days prior to any annual or special meeting of shareholders called for the election of directors. Such provisions may have the effect of discouraging any takeover of the Company by others.

PENNY STOCK SALES RULES MAY ADVERSELY AFFECT THE PRICE OF OUR COMMON STOCK. The Securities Exchange Commission ("SEC" or "The Commission") has adopted regulations, which generally define penny stock to be equity securities that have a market price of less than $5.00 per share. Such designation imposes additional sale practice requirements on broker/dealers which sell such securities to persons other than established customers and institutional accredited investors. For transactions covered by these regulations, a broker/dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. These regulations may restrict the ability of brokers, dealers and investors to sell our common stock to the extent our common stock may ever be publicly traded and be subject to such regulations. We have over 15 million shares outstanding, and have limited lock-up agreements with many of our shareholders which limit their selling activity for a period of time after when we may commence trading. While we plan to make application to trade our common stock on the OTCBB, we have not yet determined when we will make such application. There is no assurance that, if and when our stock begins trading, our stock price will increase, or excessive selling pressure would not adversely affect our share price.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In addition to the historical information contained herein, we make statements in this Report on Form 10-KSB and in other reports we file with the SEC under the Securities Exchange Act of 1934 ("Exchange Act") that are considered forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Sometimes these statements will contain words such as "believes, " expects, " intends" "should," "will," "plans," and other similar words. These statements are not guarantees of our future performance and are subject to risk, uncertainties, and other important factors, certain of which are discussed herein under the heading "Factors That May Affect Future Operating Results" and in other reports we file with the SEC that could cause our actual performance or achievements to be materially different from those expressed in any forward-looking statements made by or on our behalf. Given these uncertainties, undue reliance should not be placed on these forward-looking statements. We do not assume the obligation to update any forward looking statements.

OVERVIEW

This "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the Financial Statements of the Company accompanying this Report.

We provide emergency management and first responder software, and wireless voice and data communications equipment for public safety, critical infrastructure, homeland security, and industrial / commercial markets. We are expending resources to improve the functionality and breadth of our software solutions so we can offer integrated emergency management products and services across a broad spectrum of potential users including state, county and local emergency operations centers ("EOCs"), federal and state agencies, and public safety users, including police, fire and rescue, and hospitals and ambulances. As a result of recent acquisitions and planned additional acquisitions of 220 MHz licenses, we plan to develop and offer spectrum efficient data and voice communications networks. From time to time, we engage in discussions with owners of 220 MHz SMR FCC licenses, and may make additional acquisitions of such assets. We also are in discussions with various companies to market jointly additional products that are complementary to our emergency management systems solutions, including global positioning systems providers and sensor companies with products that detect radiation, weather and other data we believe may be important to an EOC.

Furthermore, we plan to introduce an integrated emergency management software/sensor communication/220MHz radio communication systems solution (the "Integrated Model"). We have successfully conducted a demonstration of the technical effectiveness of the system for potential customers using a limited number of sensor devices. We plan to develop the system further including working with sensor manufacturers to develop additional sensor applications for integration. Such an integrated system would enhance the capabilities of EOCs, event managers, first responders and managers of critical infrastructure to monitor and respond quickly to potential threats and incidents. While we will continue to offer and service voice dispatch customers in our existing markets, we plan to devote resources to develop data and telemetry services. These services are planned to include transmitting sensor data to our incident management software, SCADA (Supervisory Control and Data Acquisition) for utilities and other critical infrastructure, AVL (automatic vehicle location) and offering analog data transmission to customers on the 800 MHz band. In addition, we develop, operate and manage 220 MHz SMR wireless voice and data communications services in the commercial sector. Such commercial markets could also include data communications for monitoring of critical infrastructure.

Our objectives over the next twelve months are to: (a) continue to market and sell our emergency management software systems; (b) continue the acquisition of select assets comprising constructed 220 MHz SMR systems; (c) introduce the Integrated Model; and (d) develop our telemetry and commercial data transmission markets. As to potential asset acquisitions, the plan is to select markets that can serve our targeted emergency management markets while also having adequate available channel density and population base to develop commercial markets. No assurances can be given, however, that we will meet our objectives, that our business will ever be successful or that we will ever be or remain profitable.

RESULTS OF OPERATIONS

Total revenues for fiscal 2003 were $1,223,270, an increase of $946,615 or 342% over the prior year's sales of $276,655. Sales of radio products and airtime increased from $239,050 in fiscal 2002 to $941,735 in fiscal 2003, an increase of $702,685, or 294%, primarily due to sales of radios and repeaters for a commercial project with Hoosier Energy Rural

Electric Cooperative, Inc. ("Hoosier") and to increased sales of radios to owners of unrelated systems. The sale to Hoosier was a sale of products and installation of a SCADA data communications system using the 220 MHz spectrum. We will solicit sales of similar system installations to other potential customers. Sales of radios for resale are not considered to be a core component of our growth strategy, although they may continue in the near term. Sales of public safety software and services were $281,535 in fiscal 2003 compared to $37,605 in 2002; revenues in 2002 included only three months of sales as we first entered into our emergency management software sub-licenses in April of 2002. We temporarily discontinued sales of the GeoCommand software in the fourth quarter of fiscal 2003 pending the outcome of certain litigation which was favorably resolved. In addition, we limited our marketing efforts for the EM2000 software during the fourth quarter of fiscal 2003 and first quarter of fiscal 2004 while making substantial changes to the program. In August 2003, the Company introduced a substantially improved version of the EM/2000 software that, in addition to improved functionality, provides a web-based version that gives customers access to a database via the internet. In April 2003, we modified our software licenses with new customers that will require us to amortize license fees over the term of the license; at June 30, 2003 we had $70,000 of deferred license revenues.

Cost of sales for radio products in fiscal 2003 increased to $664,016, a $444,393 or 202% increase over the cost of sales of $219,623 in fiscal 2002. Gross margin as a percent of sales increased to 53% in 2003 compared to 21% in the prior year due to the sale of higher margin products and also to lower costs resulting from special purchases from manufacturers which were liquidating inventory. The special purchases will not continue in future periods. Depreciation increased $188,454 to $194,480 in fiscal 2003 from $6,026 in the prior fiscal year due to the acquisition of communications equipment related to the 220 MHz SMR FCC licenses which we acquired in February of 2003. Amortization expense increased $589,140 to $670,436 in fiscal 2003 from $81,296 in the prior fiscal year due primarily to the amortization of 220 MHz SMR FCC licenses which we acquired in February of 2003. Including the acquisition closed on June 30, 2003, amortization for licenses acquired to date will increase to $1,660,447 and depreciation for assets acquired to date will increase to $542,443 in fiscal 2004. We lease facilities on existing tower sites to avoid the cost of tower and shelter construction. The 220 MHz SMR FCC licenses require us to maintain transmission operations in order to keep ownership of the licenses. We will continue to pay tower rents to continue transmissions on sites, even though some sites may not be generating current income, in order to maintain ownership of these licenses.

Administration expense increased $2,432,909, or 142%, to $4,142,896 in fiscal 2003 compared to $1,709,987 in fiscal 2002 due to higher wages, legal and professional fees, travel and rent expenses. We were in operation for all of 2003 compared to only eight months in 2002. Wages and benefits increased $1,975,283 in fiscal 2003 to $2,363,090 from $387,807 in the prior fiscal year. Consulting fees decreased $463,628 to $275,190 in fiscal 2003 compared to $738,818 in fiscal 2002; many administrative and business development functions were performed by outside consultants during fiscal 2002, and were replaced by full time employees during fiscal 2003. Legal and professional costs increased $225,904 to $469,656 in fiscal 2003 from $243,752 in the prior fiscal year due to costs associated with acquisitions in February and June 2003, the litigation related to the GeoCommand software, and legal and professional costs associated with financing activity and being a public reporting company. Travel expense increased $125,052 to $183,613 in fiscal 2003 compared to $58,561 in fiscal 2002 due to increased sales, marketing and administrative travel. Rent expense increased $124,687 to $185,960 compared to $61,273 in the prior fiscal year due to increased space requirements and a full year of rent compared to only eight months in the prior year.

We believe that we will have to significantly increase the number of our personnel over the next approximately 12-18 months as our business may expand due to the numerous employee functions inherent in our business, i.e., sales, marketing, service, computer programming, and other services.

The Company's reportable business segments are strategic business units that offer distinctive products that are marketed through different channels. The two reportable segments of the Company for the years ended June 30, 2003 and 2002 are land mobile radio sales and public safety software and consulting. Information for our reportable segments is as follows:

                                                         2003          2002
                                                     -----------    -----------
Sales - Land Mobile Radio (LMR)                      $   941,735    $   239,050
Sales - Public Safety                                    281,535         37,605

Cost of Sales - LMR                                      664,016        219,623
Cost of Sales - Public Safety                             14,578             --

Depreciation and amortization - LMR                      847,995         70,321
Amortization - Public Safety                              43,900         10,975

Segment loss - LMR                                      (570,276)       (50,894)
Segment income - Public Safety                           223,057         26,630

Depreciation - administrative                             26,980          6,026

Unallocated general and administrative expenses        4,142,896      1,709,987

Operating loss                                       $(4,463,135)   $(1,740,277)

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

At June 30, 2003, we had stockholders' equity of $20,610,262, tangible net worth of $5,321,382 and working capital of $1,602. We have no long term debt at June 30, 2003. Since our inception, we have incurred losses of $(6,320,563) and during the last two fiscal years, we used cash in operations of ($4,985,922). Our operations and acquisitions have been funded primarily by the sale of common stock with gross proceeds of approximately $9,045,000 from October 17, 2001 through September 11, 2003 (approximately $4,042,500 during fiscal 2002, $4,320,000 during fiscal 2003 and $682,500 subsequent to year end through September 11, 2003) in private equity financing from certain accredited investors. These funds have been used for working capital and general corporate purposes and acquisition and licensing costs in furtherance of our business plan. There are no current arrangements with purchasers for any of our securities.

The Company has used a significant portion of the equity raised to obtain three separate licensing agreements for certain products and services. One agreement was completed in February 2002, and the other two in April 2002. These agreements and the related costs through June 30, 2003 are as follows:

                                                                Amount
                                                                 Paid
                                                              -----------
220 MHz spectrum use agreement                                $1,000,000
220 MHz radio patent and technology agreement                    569,000
Exclusive software license                                       439,000
                                                              ----------
Total                                                         $2,008,000
                                                              ----------

On February 7, 2003, we entered into an asset purchase agreement with various license and equipment owners to acquire sixty-seven 220 MHz SMR licenses issued by the FCC and related communications equipment for an aggregate purchase price of $14,600,000. This purchase price has been paid by the issuance of 5,168,000 shares of our restricted common stock, valued at $2.50 per share and the assumption of certain obligations totaling $1,680,000. On June 30, 2003, we entered into an asset purchase agreement with various license and equipment owners to acquire thirty-seven 220 MHz SMR licenses issued by the FCC and related communications equipment plus other receivables with a value of $1,220,000 for an aggregate purchase price of $6,485,000. This purchase price has been paid by the issuance of 2,274,000 shares of our restricted common stock, valued at $2.50 per share and the assumption of certain obligations totaling $800,000. Through June 30, 2003, our capital resources have been used to pay approximately $800,000 of the obligations assumed with these acquisitions and also to pay for administrative and legal costs necessary to close the acquisitions. In the February and June 2003 acquisitions, we acquired certain of the 220 MHz SMR licenses and systems which were provided under the spectrum use agreement. Accordingly, we reduced the purchase price of the acquisitions in the amount of $680,000, which is the estimated value of the licenses related to the systems acquired.

Revenues from operations are not currently adequate to sustain present operations and we will continue to require funding from outside sources for the currently foreseeable future, the availability of which cannot be assured. If we determined to accelerate our operational and marketing plans, we will require substantial additional capital within a shorter time period.

On an ongoing basis, we review potential acquisitions and may ultimately acquire additional 220 MHz SMR licenses, radio technology and software licenses. Such acquisitions, if effected, will require additional capital resources to pay for the legal and administrative costs of the acquisitions, any obligations that might be assumed as part of the acquisition terms, and any costs to integrate such acquisitions into our operations.

We currently plan to seek additional equity financing during fiscal 2004 on a private placement basis of up to approximately $7,000,000 from one or more accredited investors. To the extent that we receive at least $5,000,000 of proceeds, of which no assurances are given, these funds together with funds on hand and funds anticipated from operations are anticipated to provide sufficient capital to meet our cash and operational requirements for up to approximately one year from the receipt of such funds. These requirements include the expenditure of approximately $1,000,000 on public safety software development and development of applications to integrate our software systems with the 220 MHz SMR communications systems. In the event we receive the maximum proceeds which we are currently seeking, we would use up to $2,000,000 of such proceeds to pay the cash portion of potential acquisitions, including approximately $700,000 in cash payments for the possible Sophia acquisition and to improve our existing radio technology including developing a new, smaller portable radio product with greater power output. To the extent that we do not raise additional capital, we may not have sufficient funds to close the Sophia acquisition, and our operating plans to introduce an integrated emergency management software/sensor communication/220MHz radio communication systems solution will be limited until we develop improved radio technology. In addition, without the Sofia acquisition, we would not have a nationwide license which would allow us to offer our products and services nationwide, and would be limited to the markets that we presently service.

Conversely, if we received less than $3,000,000 in additional capital, we would have to limit our operational and marketing plans. To the extent that we raise less capital, we nevertheless intend to proceed with our operational and marketing plans, but would take steps to reduce outlays in various operational areas as follows: reduce level of planned administrative staffing; curtail spending on 220 MHz operations; reduce public safety computer programming development of new products; reduce public safety computer programming development of existing products; and seek to sell select assets, as may be required, from time to time, for cash proceeds.

In the event we were to receive little or no additional proceeds, such event will significantly restrict our operations and will have a substantial adverse effect on the Company and shareholders. The failure of the Company to obtain financing as needed would have a material adverse effect upon the Company and its business as we believe our current cash position and anticipated receipts will enable us to sustain current operations for up to approximately four (4) months. There is no assurance that the Company will be able to obtain additional capital as required or otherwise desired, or otherwise obtain additional capital on terms acceptable to the Company.

We do not anticipate any material capital expenditures for our existing operations. No material additional capital expenditures are required for the 220 MHz SMR licenses that we acquired during fiscal 2003; we acquired the related communications equipment on most of these sites as part of these previously described acquisitions. Our immediate capital expenditure requirements, which are anticipated to be less than $100,000, consist primarily of computer equipment and office furniture for software development activities and to support additional administrative and sales personnel. However, we will require capital expenditures to develop our Integration Model, including additional costs to create an integrated emergency management software, sensor and communications network, although an estimate of such aggregate costs is not quantifiable at this time. We may absorb certain of the costs of the Beta version of the Integration Model that in future installations would be charged to customers.

We do not currently anticipate purchasing, leasing or selling any plant or significant equipment during approximately the next twelve (12) months except to the extent that we may engage in acquiring additional 220 MHz SMR assets and equipment, including the possible Sophia acquisition. To the extent that we engage in such acquisitions, we plan to utilize shares of the Company's common stock for such purposes, and may assume certain obligations and debt in such transactions. Such common stock issuances, as well as any common stock issuances for cash, to the extent effected, will have the effect of creating further shareholder dilution. The Company plans to adopt a stock option plan following its June 30, 2003 year end for a to-be determined number of shares of common stock. Any issuances of common stock under such plan will cause dilution to existing shareholders.

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

We have no off balance sheet arrangements.

SEGMENT REPORTING DISCLOSURES

The Company's reportable business segments are strategic business units that offer distinctive products that are marketed through different channels. The two reportable segments of the Company for the years ended June 30, 2003 and 2002 are land mobile radio sales and public safety software and consulting. The Company's accounting policies for segments are the same as those described in the summary of significant accounting policies below. Management evaluates segment performance based on segment profit and loss.

SIGNIFICANT ACCOUNTING POLICIES

Financial Reporting Release No. 60, which was recently released by the SEC, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 1 of the Notes to the Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of our Financial Statements. The following is a brief discussion of the more significant accounting policies and methods. In addition, Financial Reporting Release No. 61 was recently released by the SEC requiring all companies to include a discussion to address, among other things, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments.

Principles of Consolidation

The consolidated financial statements include the accounts of BizCom U.S.A., Inc. and its subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

Accounts Receivable

We provide an allowance for doubtful accounts equal to the estimated uncollectible amounts. Our estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that our estimate of the allowance for doubtful accounts will change.

Inventory

Inventory consists primarily of 220 MHz radios and radio components held for resale, and are being carried at the lower of cost (first-in, first-out method) or market.

Property and Equipment

Property and equipment, consisting of computer, office and communications equipment, is recorded at acquisition cost and depreciated using the straight-line method over the estimated useful lives of the assets, which is presently five years for office and computer equipment and seven years for communications equipment.

Intangible Assets

We have adopted Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets" as of July 1, 2001. Intangible assets are recorded at acquisition cost, which is considered to be fair value per SFAS No.
142. Certain of our intangible assets are licensing agreements that will be amortized over their expected useful life. The method of amortization shall reflect the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up. If that pattern cannot be reliably determined, a straight-line amortization method shall be used. We review these intangible assets periodically to assess whether the carrying amount will be fully recovered through estimated future operating cash flows. An impairment loss is recorded if the carrying amount exceeds the present value of the estimated future cash flows. Our plan of operation has not yet been fully implemented. We have determined based upon our operating plans and future expectations that there is no impairment at June 30, 2003.

Our intangible asset that arose from the purchase of a software license is amortized following the provisions of SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." This asset will be amortized on a product-by-product basis, and shall be the greater of (a) an amount computed based on anticipated future gross revenues, or (b) an amount computed on a straight-line method over the remaining economic life. An impairment loss will be recorded if the unamortized cost exceeds net realizable value.

Revenue Recognition

Revenue generated from radio sales is generally recognized at the time the goods are shipped. Revenue from software sales and related consulting services is generally recognized at the time the product and/or service has been delivered and/or accepted by the customer. In April 2003, we adopted a new licensing agreement that requires customers to renew the license annually to continue using the license. Sales and customer support revenues generated under the revised license agreement will be amortized ratably over the term of the license. At June 30, 2003, we had deferred revenue of $70,000 related to license sales.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

Net Loss per Share

We follow the provisions of SFAS No. 128, "Earnings per Share," which requires companies with complex capital structures or common stock equivalents to present both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is calculated as income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated using the "if converted" method for common stock equivalents.

Stock-Based Compensation

SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record employee stock option compensation plans at fair value. We have chosen to apply Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" for our employee stock option grants. Under APB No. 25, if the exercise price of the Company's stock options is less than the market price of the underlying stock on the date of grant, we must recognize compensation expense; otherwise, no compensation is recorded. SFAS No. 123 will be followed for disclosure purposes only. For transactions with other than employees, in which services were performed in exchange for stock or other equity instruments, the transactions are recorded on the basis of the fair value of the services received or the fair value of the issued equity instrument, whichever is more readily measurable.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued SFAS No. 142 which is effective for years beginning after December 15, 2001 and must be applied as of the beginning of such year to all goodwill and other intangible assets that have already been recorded in the balance sheet as of the first day in which SFAS No. 142 is initially applied, regardless of when such assets were acquired. Goodwill acquired in a business combination whose acquisition date is on or after July 1, 2001, should not be amortized, but should be reviewed for impairment pursuant to SFAS No. 121. We have adopted the provisions of SFAS 142 in our financial statements for the year ended June 30, 2002.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other type of disposal of long-lived tangible assets arising from the acquisition, construction, or development and/or normal operation of such assets. SFAS No. 143 is effective for years beginning after June 15, 2002, with earlier application encouraged.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The provisions of the statement are effective for financial statements issued for fiscal years beginning after December 15, 2001.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 rescinds the provisions of SFAS No. 4 which require companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS No. 145 related to classification of debt extinguishments are effective for fiscal years beginning after May 15, 2002. Earlier application is encouraged.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Restructuring Costs." SFAS No. 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel. Under SFAS No. 146, we will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. SFAS No. 146 will require the Company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Under SFAS No. 146, a company cannot restate its previously issued financial statements and the new statement grandfathers the accounting for liabilities that a company had previously recorded under Emerging Issues Task Force Issue 94-3.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of FASB Statement No. 123". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock Based Compensation" and provides alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation. Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require disclosure in the significant accounting policy footnote of both annual and interim financial statements of the method of accounting for stock based-compensation and the related pro forma disclosures when the intrinsic value method continues to be used. The statement is effective for fiscal years beginning after December 15, 2002, and disclosures are effective for the first fiscal quarter beginning after December 15, 2002.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. This statement is effective for contracts entered into or modified after June 30, 2003 and all of its provisions should be applied prospectively.

In May 2003, the FASB issued SFAS No. 150, "Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments with characteristics of both liabilities and equity that, under previous pronouncements, issuers could account for as equity. The new accounting guidance contained in SFAS No. 150 requires that those instruments be classified as liabilities in the balance sheet.

Most of the provisions of Statement 150 are consistent with the existing definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements". The remaining provisions of this Statement are consistent with the FASB's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a non-public entity, as to which the effective date is for fiscal periods beginning after December 15, 2003.

The Company does not believe the adoption of these standards will have a material impact to its financial statements.

ITEM 7. FINANCIAL STATEMENTS.

The Company's consolidated financial statements and the notes thereto appear in
Part III. Item 13. of this Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The information required by this item was previously disclosed in a Form 8-K filed with the Commission on November 1, 2002

ITEM 8A.  CONTROLS AND PROCEDURES.

The Company's principal executive and financial officer has evaluated the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this Report. Based on the evaluation, such person concluded that the Company's disclosure controls and procedures as of the end of the period covered by this Report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
---------------------------------------------------------------------
        COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
        --------------------------------------------------

The following table sets forth as of the date hereof, except as otherwise noted, the names, ages and positions held with respect to each Director, Executive Officer, and significant employees expected to make a significant contribution to the Company:

 Name of Officer        Age    Position With Company                       Period Served
 -----------------------------------------------------------------------------------------
Hanan "Hank" Klein      62      Chairman of the Board of Directors
                                Chief Executive Officer, President          August 1, 2001
                                Secretary                                   to date

 David L. George         50     Chief Operating Officer,
                                Chief Technical Officer,                    April 29, 2002
                                President/Land Mobile Radio                 to date
                                Division

 Edward W. Lent III      56     Former Director, Former Executive Vice      October 2001 to
                                President/ Public Safety                    October 14,2002

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

Mr. George was retained on April 26, 2002 to serve, effective April 29, 2002 as the Company's Chief Operating Officer, Chief Technical Officer and President/Land Mobile Radio Division. Mr. George is currently and since November 1995 has been a member of the Board of Directors of Powerwave Technologies, Inc., a company which designs, manufactures and markets advanced radio frequency
(RF) power amplifiers for use in wireless communications networks worldwide, and is listed on the NASDAQ Stock Market. Prior to joining the Company, Mr. George was in private practice providing consulting services to participants in the wireless industry, which he will continue to do on a part-time basis provided such activities do not materially conflict with his duties to the Company. From June 2000 to June 2001, he was Executive Vice President of Operations for Securicor Wireless, Inc., a large mobile radio network provider. Mr. George was the co-founder and served as Executive Vice President and Chief Technical Officer of ComSpace Corporation ("Comspace"), formerly known as Unique Technologies, International, L.L.C., a wireless technology development company from February 1994 to June 2000. Comspace filed for protection under Chapter 7 of the U.S. bankruptcy laws in March 2002. From November 1983 to February 1994, Mr. George served as Vice President, Director of Operations, Commercial Division of Uniden America. A member of the Institute of Electrical and Electronic Engineers (I.E.E.E.) for 22 years, he holds several patents relating to wireless technology and networks.

Mr. Lent was appointed as a director of the Company in October 2001 and was appointed to serve as a director for the class of directors whose term expires at the 2002 annual meeting of shareholders. He was retained in March 2002 as Executive Vice President/Public Safety. Mr. Lent resigned from all officer, director and employee positions as of October 14, 2002 and entered into an agreement with the Company as of that date in connection therewith. See "PART III, ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. "

Except as described above, no current director, officer, affiliate or promoter of the Company has within the past five years been subject to any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time, been convicted in or been the subject of any pending criminal proceedings (excluding traffic violations and other minor offenses), been the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting such person's involvement in any type of business, securities or banking business, or been found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

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

All directors hold office, subject to such staggered board provisions, until the next annual meeting of shareholders of the Company and until their successors are elected and qualified. Officers hold office until the first meeting of directors following the annual meeting of shareholders and until their successors are elected and qualified, subject to earlier removal by the Board of Directors, and subject to any employment agreements.

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

EMPLOYMENT AGREEMENTS

We currently have only one formal employment agreement with a member of our senior management team. We entered into a three year employment agreement with Mr. David George on April 26, 2002 to serve, effective April 29, 2002, as our Chief Operating Officer, Chief Technical Officer and President of our Land Mobile Radio Division. Such agreement generally provides for an annual salary of $130,000, the grant of warrants to purchase 120,000 shares of the Company's common stock vesting over such three year period (37,500 shares vesting as of July 30, 2002, 2,500 shares vesting as of August 30, 2002 and 2,500 shares vesting on the last business day of each month thereafter provided Mr. George is then an employee of the Company) exercisable at $3.00 per share for a period of ten years from the date of grant, subject to customary adjustments. Mr. George had the right to receive certain stock options based upon specified performance criteria relating generally to the sale of 220 MHz SMR radios and related equipment; such criteria was not met for the fiscal year ended June 30, 2003.

Mr. Klein currently is compensated in his Chief Executive Officer capacity at a salary of $175, 000 per annum with a minimum annual bonus of $25,000, payable quarterly. See also "PART III. ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

On May 19, 2003, we retained the services of a consultant to provide financial, accounting and strategic planning services at a rate of $110,000 per year.

We intend to recruit additional senior company management and key employees having substantial finance, marketing and sales experience in the 220 MHz SMR and public safety/emergency disaster relief management markets. It is anticipated that certain of such persons' compensation packages will include salary and incentive stock options. Any future issuances of stock options could dilute the voting rights and economic interests of holders of shares of common stock.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act and the rules thereunder require our officers and directors, and persons who beneficially own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Commission and to furnish us with copies.

Based on our review of the copies of the Section 16(a) forms received by us, or written representations from certain reporting persons, we believe that, during the last fiscal year, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were timely filed.

CODE OF ETHICS

We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, a copy of which is filed as an exhibit to this Report.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth, for the fiscal years ended June 30, 2003 and 2002, certain information regarding the compensation earned by the Company's named executive officers. No other executive officer received an annual salary and bonus for fiscal year 2003 and 2002 in excess of $100,000 with respect to services rendered by any of such persons to the Company and its subsidiaries.

                           SUMMARY COMPENSATION TABLE
================================================================================

                                                               Long Term Compensation
                           Annual Compensation                         Awards
                           --------------------------------    ------------------------
                                                               Restricted    Securities
Name and                                       Other Annual      Stock       Underlying
Principle         Fiscal  Salary     Bonus     Compensation     Awards        Options
Position          Year     ($)        ($)          ($)           ($)           (#)
-------------     ----   --------   --------   ------------    ----------    ----------
Hanan Klein,      2003   $127,692   $ 60,000         --            --              --
CEO, President    2002   $ 36,077         --   $122,750(a)         --              --
Chairman

David George,     2003   $130,000         --         --            --              --
COO               2002   $ 14,000         --         --            --         120,000

(a) Other annual compensation in 2002 to Hanan Klein was consulting fees earned and paid prior to the commencement of his receipt of full time compensation in May 2002.

We have not entered into any Long-Term Incentive Plan Awards since inception.

No member of management, including our prior Chief Executive Officer, Mr. Gary
D. Lipson, earned more than $100,000 in the fiscal year ended June 30, 2001. Our prior Chief Executive Officer, Mr. Gary D. Lipson, did not earn any compensation for the fiscal year ended June 30, 2002 or June 30, 2001.

STOCK OPTION GRANTS
-------------------

There were no stock options or stock appreciation rights granted to any executive officers or directors in the last three fiscal years or any stock option exercises by any such persons during such time period. We awarded a warrant to purchase 120,000 shares of our common stock to our Chief Operating Officer as part of his employment agreement. See also "PART III. ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH
SECTION 16 (A) OF THE EXCHANGE ACT - EMPLOYMENT AGREEMENTS."

STOCK OPTION PLAN
-----------------

We plan shortly to adopt shortly an incentive based employee stock option plan for senior management and key employees, the number of shares are subject to and terms and conditions of which are still to be determined. Any further issuances of such options could dilute the voting rights, and economic interests of holders of common stock.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth as of September 11, 2003: (i) each of the Company's officers and directors, (ii) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of common stock, and
(iii) all of the Company's officers and directors as a group:


                                                                Percentage of
  Name and Address of             Amount and Nature of       Outstanding Shares
  Beneficial Owner (1)            Beneficial Ownership(2)    of Common Stock (3)
--------------------------------------------------------------------------------
Hanan "Hank" Klein(4)                              (5)                  (8)
c/o Bizcom U.S.A., Inc.
5440 NW 33rd Avenue, Suite 106
Fort Lauderdale, Florida 33309

David L. George(6)                           70,000(7)                  (8)
c/o Bizcom U.S.A., Inc.
5440 NW 33rd Avenue, Suite 106
Fort Lauderdale, Florida 33309

220 MHz License and System                1,080,000                 7.0%
Acquisition, LLC
c/o SMR Advisory Group, L.C.
7605 Black Olive Way
Tamarac, FL 33321

Officers and director
as a group (2 persons)(9)                    70,000(9)                  (8)

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

(3) All percentages are based on 15,326,750 shares issued and outstanding as of September 11, 2003.

(4) Mr. Klein is Chief Executive Officer, President, Secretary and Chairman of the Board of Directors.

(5) Does not include 11,422 shares of which Mr. Klein may be deemed an indirect owner of such shares due to his minority interest in certain entities that sold FCC licenses and communications equipment to the Company during fiscal 2003.

(6) Mr. George is Chief Operating Officer, Chief Technical Officer, President/Land Mobile Radio Division.

(7) Includes 120,000 shares of common stock underlying a warrant to purchase such number of shares at an exercise price of $3.00 per share through April 2012, subject to customary adjustments; 37,500 of such shares vested on July 30, 2002 and the balance, 82,500, vest 2,500 shares per month on the last business day of each month thereafter, provided Mr. George is employed with the Company on such date.

(8) Represents less than 1% of the issued and outstanding shares.

(9) See footnotes (1) through (8) above.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

On October 29, 2001, we entered into a consulting agreement with Public Safety Group LLC ("PSG"), a company whose managing member through August 2002 was Mr. Lent, a former director and Executive Vice President/Public Safety, of the Company, who resigned from the Company on October 14, 2002. Such agreement provided, in summary, for such company, on an as requested consulting basis, to report to the Company on the current state of the disaster and emergency management affairs of the U.S., assist us in integrating emergency management software into a 220 MHz SMR wireless application, and in marketing to various state and local agencies. A $30,000 advance was paid by the Company to PSG for such consulting services, which was fully expended. Such consulting relationship was further expanded to include the long term management software license agreement between the Company and PSG, previously described herein. See also "PART I. ITEM 1. DESCRIPTION OF BUSINESS - BUSINESS OF THE ISSUER - MATERIAL AGREEMENTS" thereunder and "PART III. ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT" AND "EMPLOYMENT AGREEMENTS" thereunder.

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

As of October 14, 2002, the Company entered into an agreement with Mr. Edward W. Lent III pursuant to which Mr. Lent resigned from all officer, director, and employee positions with the Company, effective as of such date. Such agreement provides, in summary, for the Company to pay Mr. Lent an aggregate of $30,000 on a bi-weekly basis through January 1, 2003, subject to compliance with the other terms and conditions set forth therein, including certain non-compete provisions applicable through such period and for two years thereafter relating to the 220 MHz SMR business, the EM/2000, the GeoCommand, and any improvements and/or modifications thereto.

See also "PART I. ITEM 1. DESCRIPTION OF BUSINESS" concerning proposed Sophia transaction and acquisitions of 220 MHz SMR licenses and related equipment and
PART III. ITEM 11. and footnote (5) thereunder.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) The following documents are filed as a part of this report:

1. FINANCIAL STATEMENTS - beginning on page F-1 of this report:

- Independent Auditors' Report

- Consolidated Balance Sheets at June 30, 2003 and 2002

- Consolidated Statements of Operations for the Years Ended June 30, 2003 and
  2002

- Consolidated Statement of Stockholders' Equity (Deficit) for the Years Ended June 30, 2003 and 2002

- Consolidated Statements of Cash Flows for the Year Ended June 30, 2003 and
  2002

- Notes to Consolidated Financial Statements

2. EXHIBITS

Exhibit No. Description

3.0 Articles of Incorporation of Bizcom U.S.A., Inc. (incorporated by reference to Exhibit 3.0 to Amendment No. 2 to Form 10-SB filed on July 23, 2002

3.1 Bylaws (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to Form 10-SB filed on July 23, 2002)

4.0  Form of Common Stock Share Certificate (incorporated by reference to
Exhibit 4.0 to Amendment No.2 to Form 10-SB filed on July 23, 2002)

4.1 Form of Warrant (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to Form 10-SB filed on July 23, 2002)

4.2  Form of Promissory Note dated August 1, 2001. (incorporated by reference to
Exhibit 4.2 to Amendment No. 2 to Form 10-SB filed on July 23, 2002)

10.0 Exclusive Patent and Related Technology License Agreement by and between Bizcom and Datamarine International, Inc. (incorporated by reference to Exhibit
10.0 to Bizcom's Amendment No. 2 to Form 10-SB filed on July 23, 2002)

10.1 Amendment to Exclusive Patent and Related Technology License Agreement by and between Bizcom and Datamarine International, Inc. (incorporated by reference to Exhibit 10.1 to Amendment No. 2 to Form 10- SB filed on July 23, 2002)

10.2 Consulting Agreement by and between Bizcom and Public Safety Group LLC (incorporated by reference to Exhibit 10.2 to Bizcom's Amendment No. 2 to Form 10-SB filed on July 23, 2002)

10.3 Exclusive License Agreement by and between Bizcom and the Public Safety Group LLC (incorporated by reference to Exhibit 10.3 to Amendment No.2 to Form 10-SB filed on July 23, 2002)

10.4 Radio Subscriber Service Agreement (incorporated by reference to Exhibit
10.4 to Amendment No.2 to Form 10-SB filed on July 23, 2002)

10.5 Employment Agreement dated as of April 26, 2002 by and between Bizcom and David L. George (incorporated by reference to Exhibit 10.5 to Form 10-SB filed on May 10, 2002)

10.6 Assignment and Amendment of Lease dated July 17, 2002 (incorporated by reference to Exhibit 10.6 to Form 10-KSB filed on October 15, 2002)

10.7 Agreement by and between Bizcom and Edward W. Lent III dated as of October 14, 2002 (incorporated by reference to Exhibit 10.7 to Form 10-KSB filed on October 15, 2002)

10.8 Asset Purchase Agreement by and among Bizcom, Bizcom Southern Holdings, Inc. and certain equipment owners dated as of February 7, 2003 (incorporated by reference to Exhibit 10.8 to Form 8-k filed on February 13, 2003)

10.9 Asset Purchase Agreement by and between Bizcom and certain equipment/license owners dated June 30, 2003 (incorporated by reference to Exhibit 10.9 to Form 8-K filed on July 15, 2003)

10.10 Asset Purchase Agreement by and between Bizcom and certain equipment/license owners dated June 30, 2003 (incorporated by reference to Exhibit 10.10 to Form 8-K filed on July 15, 2003)

14.0 Code of Ethics - filed herewith

21.0 Subsidiaries of the Registrant - Bizcom Southern Holdings, Inc., a Florida corporation; SMR Management, Inc., a Florida corporation (incorporated by reference to Exhibit 21.0 to Amendment No.2 to Form 10-SB filed on July 23,
2002)

31.0 Certification - filed herewith

31.1 Certification - filed herewith

32.0 Section 1350 Certification - filed herewith

32.1 Section 1350 Certification - filed herewith

(b) Reports on Form 8-K:

On July 15, 2003, a current report on Form 8-K was filed with the Commission reporting the acquisition of certain 220 MHz SMR licenses issued by the FCC and related communications equipment and advances from two unrelated parties.

On July 15, 2003, a current report on Form 8-K was filed with the Commission reporting the settlement of litigation between the Company and the licensor of certain emergency management software.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Pursuant to SEC Release No. 33-8183 (as corrected by Release No. 33-8183A), the disclosure requirements of this Item are not effective until the Annual Report on Form 10-KSB for the first fiscal year ending after December 15, 2003.


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    BIZCOM U.S.A., INC.
                                    (Registrant)




Date: September 28, 200 3           By:  /s/ Hanan Klein
                                    --------------------------------------------
                                    Hanan Klein, Chief Executive Officer


In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.



Signature                               Title                      Date
---------                               -----                      ----


/s/  Hanan Klein                Chief Executive Officer    September 28, 2003
---------------------------     President, Principal
     Hanan Klein                Financial and Accounting
                                Officer, Secretary and
                                Chairman of the Board
                                of Directors



/s/ David L. George             Chief Operating Officer,   September 28, 2003
--------------------------      Chief Technical Officer,
  David L. George               President/Land Mobile
                                Radio Division

                      BIZCOM U.S.A., INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED JUNE 30, 2003 AND 2002

                                TABLE OF CONTENTS




Independent Auditor's Report...................................................................................F - 2

Prior Auditor's Independent Auditor's Report...................................................................F - 3

Consolidated Financial Statements:

     Consolidated Balance Sheets at June 30, 2003 and 2002.....................................................F - 4

     Consolidated Statements of Operations for the years ended June 30, 2003 and 2002..........................F - 5

     Consolidated Statements of Stockholders' Equity for the years ended June 30, 2003 and 2002................F - 6

     Consolidated Statements of Cash Flows for the years ended June 30, 2003 and 2002..........................F - 7

Notes to Consolidated Financial Statements......................................................F - 8 through F - 20



Michael I. Daszkal, CPA, P.A.               DaszkalBolton LLP                                2401 N.W. Boca Raton Boulevard
Jeffrey A. Bolton, CPA, P.A.            Certified Public Accountants                                   Boca Raton, FL 33431
Timothy R. Devlin, CPA, P.A.                                                                                t: 561.367.1040
Michael S. Kridel, CPA, P.A.                                                                                f: 561.750.3236
Marjorie A. Horwin, CPA, P.A.                                                                         www.daszkalbolton.com


                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Bizcom U.S.A., Inc.

We have audited the accompanying consolidated balance sheet of Bizcom U.S.A., Inc. and its subsidiaries (the "Company") as of June 30, 2003, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bizcom U.S.A., Inc. and its subsidiaries as of June 30, 2003, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying June 30, 2003 consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company presently has limited operations, and its present level of revenues is not sufficient to cover all incurred expenses. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 15. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Daszkal Bolton LLP
Boca Raton, Florida
August 18, 2003

                          AHEARN, JASCO & COMPANY, P.A.
                          CERTIFIED PUBLIC ACCOUNTANTS



                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
Bizcom U.S.A., Inc.

We have audited the accompanying consolidated balance sheet of Bizcom U.S.A., Inc. and its subsidiaries (the "Company") as of June 30, 2002, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bizcom U.S.A., Inc. and its subsidiaries as of June 30, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying June 30, 2002 consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company presently has limited operations, and its present level of revenues is not sufficient to cover all incurred expenses. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 15. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                    /s/ Ahearn, Jasco + Company, P.A.
                                    ------------------------------------
                                    AHEARN, JASCO & COMPANY, P.A.
                                    Certified Public Accountants


Pompano Beach, Florida
September 20, 2002

BIZCOM U.S.A., INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2003 AND 2002

---------------------------------------------------------------------------------------------------

                                     ASSETS
                                     ------
                                                                            2003           2002
                                                                       ------------    ------------
Current assets:
    Cash and cash equivalents                                          $    264,428    $    227,451
    Accounts receivable, net                                                218,656         102,953
    Inventory                                                               137,402         104,423
    Prepaid expenses and other current assets                                    13           8,860
                                                                       ------------    ------------
           Total current assets                                             620,499         443,687
                                                                       ------------    ------------

Property and equipment, net                                               5,072,709         118,347
                                                                       ------------    ------------

Other assets:
    Deposits                                                                  1,474           1,124
    Other receivables                                                       245,597          23,000
    Intangible assets, net                                               15,288,880       1,926,704
                                                                       ------------    ------------
           Total other assets                                            15,535,951       1,950,828
                                                                       ------------    ------------
           Total assets                                                $ 21,229,159    $  2,512,862
                                                                       ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
    Accounts payable and accrued liabilities                           $    548,897    $    218,362
    Deferred revenue                                                         70,000              --
    License obligation payable                                                   --         124,000
                                                                       ------------    ------------
           Total current liabilities                                        618,897         342,362
                                                                       ------------    ------------
Commitments and contingencies

Stockholders' equity:
    Preferred stock, $0.0001 par value; 20,000,000 shares
      authorized; no shares issued and outstanding in 2003
      and 2002, respectively                                                     --              --
    Common stock, $0.0001 par value; 200,000,000 shares authorized;
      15,053,750 and 5,883,750 shares issued and outstanding in 2003
      and 2002, respectively                                                  1,505             588
    Additional paid-in capital                                           26,929,320       4,027,340
    Accumulated deficit                                                  (6,320,563)     (1,857,428)
                                                                       ------------    ------------
           Total stockholders' equity                                    20,610,262       2,170,500
                                                                       ------------    ------------
           Total liabilities and stockholders' equity                  $ 21,229,159    $  2,512,862
                                                                       ============    ============

          See accompanying notes to consolidated financial statements.

BIZCOM U.S.A., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2003 AND 2002

----------------------------------------------------------------------------------------

                                                                  2003          2002
                                                              -----------    -----------
Sales                                                         $ 1,223,270    $   276,655

Operating expenses:
    Cost of sales                                                 678,593        219,623
    Amortization of licenses                                      670,436         81,296
    Depreciation                                                  194,480          6,026
    General and administrative                                  4,142,896      1,709,987
                                                              -----------    -----------
       Total operating expenses                                 5,686,405      2,016,932
                                                              -----------    -----------

Operating loss                                                 (4,463,135)    (1,740,277)
                                                              -----------    -----------

Other expense:
    Interest expense                                                   --         (2,824)
                                                              -----------    -----------

Net loss                                                      $(4,463,135)   $(1,743,101)
                                                              ===========    ===========

Net loss per common share, basic and diluted                  $     (0.51)   $     (0.52)
                                                              ===========    ===========

Weighted-average number of common shares, basic and diluted     8,797,194      3,329,159
                                                              ===========    ===========


          See accompanying notes to consolidated financial statements.

BIZCOM U.S.A., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED JUNE 30, 2003 AND 2002

--------------------------------------------------------------------------------------------------------------

                                                        PREFERRED STOCK                   COMMON STOCK
                                                  -----------------------------     --------------------------
                                                     SHARES           AMOUNT           SHARES          AMOUNT
                                                  ------------     ------------     ------------    ------------

Balance, June 30, 2001                                     900     $          1        1,875,000    $        188
Conversion of preferred stock into common                 (900)              (1)         168,750              17
Issuance of common stock for cash, net                      --               --        3,840,000             383
Net loss for the year ended June 30, 2002                   --               --               --              --
                                                  ------------     ------------     ------------    ------------
Balance, June 30, 2002                                      --               --        5,883,750             588
Issuance of common stock for cash, net                      --               --        1,728,000             173
Issuance of common stock for license equipment              --               --        5,168,000             517
Issuance of common stock for license equipment              --               --        2,274,000             227
Net loss for the year ended June 30, 2003                   --               --               --              --
                                                  ------------     ------------     ------------    ------------
Balance, June 30, 2003                                      --     $         --       15,053,750    $      1,505
                                                  ============     ============     ============    ============
[RESTUBBED]

                                                    ADDITIONAL
                                                     PAID-IN        ACCUMULATED
                                                     CAPITAL          DEFICIT            TOTAL
                                                   ------------     ------------     ------------

Balance, June 30, 2001                             $     30,711     $   (114,327)    $    (83,427)
Conversion of preferred stock into common                   (16)              --               --
Issuance of common stock for cash, net                3,996,645               --        3,997,028
Net loss for the year ended June 30, 2002                    --       (1,743,101)      (1,743,101)
                                                   ------------     ------------     ------------
Balance, June 30, 2002                                4,027,340       (1,857,428)       2,170,500
Issuance of common stock for cash, net                4,297,724               --        4,297,897
Issuance of common stock for license equipment       12,919,483               --       12,920,000
Issuance of common stock for license equipment        5,684,773               --        5,685,000
Net loss for the year ended June 30, 2003                    --       (4,463,135)      (4,463,135)
                                                   ------------     ------------     ------------
Balance, June 30, 2003                             $ 26,929,320     $ (6,320,563)    $ 20,610,262
                                                   ============     ============     ============

          See accompanying notes to consolidated financial statements.

BIZCOM U.S.A., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2003 AND 2002

-----------------------------------------------------------------------------------------------------

                                                                            2003             2002
                                                                        ------------     ------------
Cash flows from operating activities:
    Net income (loss)                                                   $ (4,463,135)    $ (1,743,101)
    Adjustments to reconcile net income (loss) to net cash used in operating activities:
       Depreciation and amortization                                         864,916           87,322
       Allowance for doubtful accounts                                        38,100               --
       Deferred revenue                                                       70,000               --
       (Increase) decrease in:
           Accounts receivable                                              (153,803)        (102,953)
           Inventory                                                           7,409         (104,423)
           Prepaid expenses and other current assets                           8,497          (31,860)
       Increase in accounts payable and accrued liabilities                  330,535          206,574
                                                                        ------------     ------------
Net cash used in operating activities                                     (3,297,481)      (1,688,441)
                                                                        ------------     ------------

Cash flows from investing activities:
    Payment of other liabilities assumed with license and equipment         (802,597)              --
    Purchase of property and equipment                                       (26,842)        (124,373)
    Purchase of intangible assets                                           (134,000)      (1,884,000)
    Increase in other assets                                                      --           (1,124)
                                                                        ------------     ------------
Net cash used in operating activities                                       (963,439)      (2,009,497)
                                                                        ------------     ------------

Cash flows from financing activities:
    Change in payable to shareholder                                              --            6,697
    Repayment of shareholder promissory notes                                     --          (80,000)
    Common stock issuance, net of expenses                                 4,297,897        3,997,028
                                                                        ------------     ------------
Net cash provided by financing activities                                  4,297,897        3,923,725
                                                                        ------------     ------------

Net increase in cash and cash equivalents                                     36,977          225,787
Cash and cash equivalents, beginning of year                                 227,451            1,664
                                                                        ------------     ------------
Cash and cash equivalents, end of year                                  $    264,428     $    227,451
                                                                        ============     ============

Supplemental Cash Flow Information:
-----------------------------------
    Cash paid for interest                                              $         --     $      2,824
                                                                        ============     ============
    Cash paid for taxes                                                 $         --     $         --
                                                                        ============     ============


Supplemental Non-cash Transaction Data:
---------------------------------------
    Common stock issued for license and equipment (7,442,000 shares)    $ 18,605,000
                                                                        ============

          See accompanying notes to consolidated financial statements.

BIZCOM U.S.A., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - NATURE OF BUSINESS
---------------------------

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

During fiscal 2002, the Company entered into software licensing agreements that positioned the Company to compete in the public safety operations and emergency and incident management software market. Also the Company entered into a patent licensing agreement that provided radio technology necessary to operate in the 220 MHz radio spectrum. During fiscal 2003, the Company completed acquisitions of one hundred four 220 MHz Specialized Mobile Radio ("SMR") Federal Communications Commission ("FCC") licenses and related communications equipment. The Company plans to use its software and communications systems plus additional sensor detection systems provided by third parties to provide public safety and incident management customers an integrated solution to monitor critical infrastructure and respond to incidents. The Company continues to consider and may acquire additional radio technology, software and FCC licenses in the 220 MHz frequency and intends to expend substantial resources to increase the functionality of existing software.

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES
---------------------------------------

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of BizCom U.S.A., Inc. and its subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents
-------------------------

Cash and cash equivalents include highly liquid investments purchased with an original maturity of three months or less. At June 30, 2003 and 2002, the Company had no cash equivalents.

Accounts Receivable
-------------------

The company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company's estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts of $38,100 and $0 at June 30, 2003 and 2002, respectively.

BIZCOM U.S.A., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES, CONTINUED
--------------------------------------------------

Inventory
---------

Inventory consists primarily of 220 MHz radios and radio components held for resale, and are being carried at the lower of cost (first-in, first-out method) or market.

Property and Equipment
----------------------

Property and equipment, consisting of computer equipment and office equipment, is recorded at acquisition cost and depreciated using the straight-line method over the estimated useful lives of the assets, which is presently five years for office and computer equipment and seven years for communications equipment.

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

Revenue Recognition
-------------------

Revenue generated from radio sales is generally recognized at the time the goods are shipped. Revenue from software sales and related consulting services is generally recognized at the time the product and/or service has been delivered and/or accepted by the customer. In April 2003, the Company adopted a new licensing agreement that requires customers to renew the license annually to continue using the license. Sales and customer support revenues generated under the revised license agreement will be amortized ratably over the term of the license. At June 30, 2003, the Company had deferred revenue of $70,000 related to license sales.

Advertising
-----------

Advertising costs are expensed as incurred. Advertising expenditures totaled $24,519 and $11,836 during the years ended June 30, 2003 and 2002, respectively.

BIZCOM U.S.A., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES, CONTINUED
--------------------------------------------------

Estimates
---------

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

Net Loss per Share

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

Stock-Based Compensation
------------------------

SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record employee stock option compensation plans at fair value. The Company has chosen to apply Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" for its employee stock option grants. Under APB No. 25, if the exercise price of the Company's stock options is less than the market price of the underlying stock on the date of grant, the Company must recognize compensation expense; otherwise, no compensation is recorded. SFAS No. 123 will be followed for disclosure purposes only. For transactions with other than employees, in which services were performed in exchange for stock or other equity instruments, the transactions are recorded on the basis of the fair value of the services received or the fair value of the issued equity instrument, whichever is more readily measurable.

Reclassifications
-----------------

Certain amounts in the fiscal year 2002 financial statements have been reclassified to conform to the 2003 fiscal year presentation.

Freight Costs
-------------

Freight costs incurred for delivering goods to customers are included in cost of goods sold and amounted to $41,413 and $31,966 in 2003 and 2002 respectively. The Company generated $4,876 and $2,842 of freight revenues recharged to customers in 2003 and 2002, and this amount is included in sales.

Recent Accounting Pronouncements
--------------------------------

In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS 145 related to classification of debt extinguishments are effective for fiscal years beginning after May 15, 2002.

BIZCOM U.S.A., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES, CONTINUED
--------------------------------------------------

In June 2002, the FASB issued SFAS No. 146, "Accounting for Restructuring Costs." SFAS 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel. Under SFAS 146, the Company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. SFAS 146 will require the Company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Under SFAS 146, a company cannot restate its previously issued financial statements and the new statement grandfathers the accounting for liabilities that a company had previously recorded under Emerging Issues Task Force Issue 94-3. The Company does not believe the adoption of SFAS 145 and 146 will have a material impact on the Company's financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123". SFAS 148 amends FASB Statement No. 123, "Accounting for Stock Based Compensation" and provides alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation. Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require disclosure in the significant accounting policy footnote of both annual and interim financial statements of the method of accounting for stock-based compensation and the related pro-forma disclosures when the intrinsic value method continues to be used. The statement is effective for fiscal years beginning after December 15, 2002, and disclosures are effective for the first fiscal quarter beginning after December 15, 2002. Currently, the Company plans to continue to account for its stock-based compensation using the intrinsic value method.

In May 2003 the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The purpose of SFAS 150 is to improve the accounting for certain financial instruments that, under previous authoritative guidance, issuers could account for as equity. The new Statement requires that the accounting for three specific types of financial instruments be classified as liabilities in the statement of financial position. The three financial instruments are: a.) those mandatorily redeemable shares which the issuing company is obligated to buy back in exchange for cash or other assets; b.) those instruments which include put options and forward purchase contracts that require the issuer to buy back some of its shares in exchange for cash or other assets; and, c.) those obligations which can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. Statement 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirely. The effective date of this Statement is after May 31, 2003. The Company does not believe the implementation of SFAS 150 will have a material impact on the Company's financial statements.

NOTE 3 -FAIR VALUE OF FINANCIAL INSTRUMENTS
-------------------------------------------

Cash, accounts receivable, accounts payable and other current liabilities are recorded in the financial statement at cost, which approximates fair market value because of the short-term maturity of those instruments.

BIZCOM U.S.A., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 4 -INTANGIBLE ASSETS
-------------------------

The Company has acquired certain FCC licenses in the 220 MHz spectrum, patent and technology rights related to radios and other equipment required to communicate on the 220 MHz spectrum and software licenses for use in emergency management. Intangible assets related to these acquisitions and licenses as of June 30 are as follows:

                                                         2003          2002
                                                     -----------   -----------

     220 MHz spectrum use agreement                  $   320,000   $ 1,000,000
     220 MHz radio patent and technology agreement       569,000       569,000
     Exclusive software license (see note 8)             439,000       439,000
     220 MHz spectrum licenses owned                  14,702,613            --
     Other intangibles                                    10,000            --
                                                     -----------   -----------
                                                     $16,040,613   $ 2,008,000
                                                     ===========   ===========

The Company will amortize these assets over the expected useful lives of the assets, which are five years for the spectrum use agreement, seven years for the radio patent and technology agreement and ten years for the FCC licenses. Amortization of the software license will be the greater of (a) an amount computed based on anticipated future gross revenues, or (b) the estimated remaining useful economic life of ten years. The useful lives were based on each asset's separate initial contractual life. Amortization expense for the years ended June 30, 2003 and 2002 was $670,436 and $81,296, and accumulated amortization totaled $751,732 and $81,296 at June 30, 2003 and 2002.

Estimated amortization of intangible assets is as follows:

            Year Ending June 30,
        --------------------------

                    2004                             $ 1,660,447
                    2005                               1,660,447
                    2006                               1,634,447
                    2007                               1,596,447
                    2008                               1,596,447
                                                     -----------
                                                     $ 8,148,235
                                                     ===========

NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
-------------------------------------------------

Accounts payable and accrued liabilities consist of the following:

                                                             2003       2002
                                                           --------   --------

     Accounts payable                                      $244,662   $102,176
     Accrued professional fees and other expenses           154,947     58,223
     Accrued payroll, benefits and related taxes            149,288     57,963
                                                           --------   --------
          Total accounts payable and accrued liabilities   $548,897   $218,362
                                                           ========   ========

BIZCOM U.S.A., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                  2003           2002
                                               -----------    -----------

     Communications equipment                  $ 5,122,000    $        --
     Office and computer equipment                 151,215        124,373
                                               -----------    -----------
                                                 5,273,215        124,373
     Less: accumulated depreciation               (200,506)        (6,026)
                                               -----------    -----------
              Property and equipment, net      $ 5,072,709    $   118,347
                                               ===========    ===========

Depreciation expense was $194,480 and $6,026 for the years ended June 30, 2003 and 2002, respectively.

NOTE 7 - ACQUISITION OF LICENSE AND EQUIPMENT
---------------------------------------------

In February 2003, the Company entered into an asset purchase agreement with eight equipment owners to acquire approximately sixty-seven 220 MHz SMR FCC licenses and the related communications equipment for an aggregate purchase price of $14,600,000. This purchase price has been paid by the issuance of 5,168,000 shares of the Company's restricted common stock valued at $ 2.50 per share and the assumption of certain obligations totaling $1,680,000.

On June 30, 2003, the Company entered into asset purchase agreements with thirteen equipment owners to acquire an aggregate of thirty-seven 220 MHz SMR FCC licenses (including one Regional Economic Area license) and related communications equipment and other receivables with a value of $1,220,000 for an aggregate purchase price of $6,485,000. The purchase price has been paid by the issuance of an aggregate of 2,274,000 shares of Company's restricted common stock valued at $2.50 per share and the assumption of certain obligations totaling $800,000.

The aggregate consideration for the assets acquired was determined based upon management's analysis of the fair market value of such assets taken as a whole. The former owners of the assets utilized such assets for purposes of operating and marketing 220 MHz SMR communications services; however, such systems both individually and collectively, had only a minimal number of subscribers and conducted only minimal operations. Prior to this acquisition, the Registrant had access on a non-exclusive basis to such communications systems, as well as other 220 MHz SMR communications systems, for public safety and emergency disaster relief usage pursuant to the radio service subscriber agreement. The Company has reduced the book value of the radio service subscriber agreement $680,000 to reflect the value attributable to use of the licenses subsequently acquired. See
Note 4.

BIZCOM U.S.A., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 8 - RELATED PARTY TRANSACTIONS

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

At June 30, 2003 and 2002, the Company had a note receivable of $23,000 due from Public Safety Group, LLC ("PSG"), an entity whose managing member was an officer and director of the Company through October 14, 2002. The Company also had an account receivable of $29,476 and $29,605 due from PSG at June 30, 2003 and 2002, respectively. The amounts in accounts receivable arose from software maintenance services provided by the Company to third parties but billed by PSG during the transition period following the execution of the license agreement with PSG.

During the twelve months ended June 30, 2002, the Company has disbursed a total of $469,000 to PSG. Of this amount, $439,000 was paid to acquire a software license (see note 4), and the remainder was paid for emergency management consulting services, and was expensed in 2002.


NOTE 9 - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts of assets and liabilities used for income tax purposes. At June 30, 2003 and 2002, the Company had cumulative federal net operating loss carry forward (NOL) of approximately $6,208,494 and $1,789,407, respectively. The NOL expires during the years 2019 through 2021.

The net provision (benefit) for income taxes consisted of the following at June 30, 2003 and 2002:

                                                  2003            2002
                                              -----------    -----------
     Current income taxes                     $        --    $        --
     Deferred income tax benefit               (1,672,277)      (658,600)
                                              -----------    -----------
     Change in valuation allowance              1,672,277        658,600
                                              -----------    -----------
     Total income tax provision               $        --    $        --
                                              ===========    ===========

BIZCOM U.S.A., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 9 - INCOME TAXES, CONTINUED

Significant components of the Company's deferred tax liabilities and assets at June 30, 2003 and 2002 are as follows:

                                                        2003          2002
                                                    -----------    -----------
Deferred tax assets (liabilities):
      Net operating loss carryforwards              $ 2,271,691    $   680,000
      Depreciation                                      (91,123)        (2,470)
      Amortization of intangibles                       121,205         18,170
      Bad debt allowance                                 14,337             --
      Accrued vacation pay                               31,427          5,900
      Deferred revenue                                   26,340             --
                                                    -----------    -----------
      Valuation allowance for deferred tax assets    (2,373,877)      (701,600)
                                                    -----------    -----------
Net deferred tax asset                              $        --    $        --
                                                    ===========    ===========

A reconciliation between actual income taxes and amounts computed by applying the federal statutory rate of 34% to pre-tax loss before loss is summarized as follows:

                                                        2003      2002
                                                      -------   -------
U.S Federal statutory rate on earnings (loss)
  before income taxes                                    34.0%     34.0%
Non-deductible items                                       --        --
State income tax, net of federal tax benefit              3.6       3.8
Increase in valuation allowance                         (37.6)    (37.8)
                                                      -------   -------
Income tax expense (benefit)                          $    --   $    --
                                                      =======   =======

NOTE 10 - STOCKHOLDERS' EQUITY
------------------------------

Common Stock
------------

All shares of common stock are identical with each other in every respect, and the holders thereof are entitled to one vote for each share of common stock upon all matters upon which the shareholders have the right to vote. On July 31, 2001, the Company completed a split of its common shares. In accordance with applicable accounting rules, the split has been retroactively applied to all periods presented.

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

BIZCOM U.S.A., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 10 - STOCKHOLDERS' EQUITY, CONTINUED

In August 1996, after filing an amendment to its Articles of Incorporation establishing a series of Preferred Stock designated as "Series A Preferred Stock", the Company issued an aggregate of 900 shares of Series A Preferred Stock to three corporations controlled by the then Chairman and Chief Executive Officer of the Company for a cash purchase price of $1 per share. Among other things, the Series A Preferred Stock had a conversion feature, under which, at the option of the holder, it could be converted into a number of shares of common stock equal to 0.01% of the aggregate number of shares of common stock outstanding on a fully diluted basis. On July 25, 2001, the holders of all 900 shares of the Series A Preferred Stock outstanding converted their stock into 168,750 shares of common stock. As a result of this conversion, the Company has no remaining preferred stock issued or outstanding.

Private Placements of Common Stock
----------------------------------

For the years ended June 30, 2003 and 2002, the Company issued 1,728,000 and 3,840,000 shares of common stock and 1,915,500 and 3,501,500 warrants, respectively pursuant to two separate private placement unit offerings. (See "Warrants to Purchase Common Stock - Summary" below.) The Company received net proceeds of $4,297,897 and $3,997,028 in the years ending June 30, 2003 and 2002, respectively from these private placements. Expenses associated with the offerings for the years ending June 30, 2003 and 2002 were $22,103 and $45,472, and they have been offset against the proceeds received.

The terms of the October 17, 2001 offering, which closed on April 26, 2002, were as follows: each unit was priced at $5,000, and was comprised if 5,000 shares of restricted common stock, $0.0001 par value per share, and 2,500 warrants to purchase additional shares of the Company's restricted common stock at an exercise price of $1.50 per share for a period of 3 years from date of issuance, subject to customary adjustments. Additional warrants were issued to investors who purchased multiple units.

The terms of the April 29, 2002 offering is as follows: each unit is priced at $7,500, and is comprised of 3,000 shares of restricted common stock, $0.0001 par value per share, and 1,500 warrants to purchase additional shares of the Company's restricted common stock at an exercise price of $3.00 per share for a period of 3 years from date of issuance, subject to customary adjustments. Additional warrants are issued to investors in the April 29, 2002 offering when their cumulative investment in the offering exceeds certain breakpoints.

NOTE 11 - OPTIONS AND WARRANTS
------------------------------

Stock Options - Employees
-------------------------

During the year ended June 30, 2002, the Company issued options to an employee, in conjunction with his employment agreement, for 120,000 shares of common stock. These options have an exercise price of $3.00 per share, which was in excess of the Company's $2.50 per share fair value of its common stock at the date of grant, therefore no compensation charge has been recorded pursuant to APB No. 25. The options vest over a period of 36 months, with 37,500 options vesting during the first 90 days, and 2,500 options vesting each month for the next 33 months. As of June 30, 2003 65,000 options were vested. The options expire on April 29, 2012.

BIZCOM U.S.A., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 11 - OPTIONS AND WARRANTS, CONTINUED
-----------------------------------------

Pro-Forma Stock Option Disclosures
----------------------------------

SFAS No. 123 requires entities that account for awards of stock-based compensation to employees in accordance with APB No. 25 to present pro forma disclosures of results of operations and earnings per share as if compensation cost was measured at the date of grant based on the fair value of the award. No options were granted during the year ended June 30, 2003. The computed fair value of the options granted in fiscal 2002 is $0.48 each. The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                 Risk-free interest rate              4%
                 Expected life (years)               10
                 Expected volatility                  0
                 Expected dividends                   0

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions. The Company assumed zero stock price volatility since its stock does not have an established trading market. Because the Company's employee stock options have characteristics different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Options to Purchase Common Stock
--------------------------------

The Company applies APB Opinion 25 and related interpretations in accounting for its Stock Option Plan. Accordingly, during 2003 and 2002, no compensation expense has been recognized. For purposes of pro-forma disclosures, consistent with the method under SFAS 123, the estimated fair values of the options are amortized to expenses over the option's vesting periods, using the straight-line method: The following tables summarize the Company's stock option activity:

                                                      2003            2002
                                                 -------------    -----------
     Net loss
          As reported                            $  (4,463,135)   $(1,743,101)
                                                 =============    ===========
          Pro forma                              $  (4,482,378)   $(1,755,128)
                                                 =============    ===========
          Basic and diluted loss per share       $       (0.51)   $     (0.53)
                                                 =============    ===========

                                                    Optioned    Weighted-Average
                                                     Shares       Exercise Price
                                                    -------     ----------------

     Options outstanding at July 1, 2002            120,000         $   3.00
     Issued to non-employees                             --               --
     Issued to employees                                 --               --
     Exercised, expired, or forfeited                    --               --
                                                    -------         --------
     Options outstanding at June 30, 2003           120,000         $   3.00
                                                    =======         ========

BIZCOM U.S.A., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 11 - OPTIONS AND WARRANTS, CONTINUED
-----------------------------------------

Warrants to Purchase Common Stock - Summary
-------------------------------------------

As described above, the Company has issued, through June 30, 2003, warrants totaling 5,442,000. These immediately exercisable common stock purchase warrants were issued in two separate private placements. The warrants issued in the private placement which commenced October 17, 2001 and ended April 26, 2002 total 3,410,000; all expire during the Company's fiscal year ending June 30, 2005, and have an exercise price of $1.50 each. Warrants issued through June 30, 2003 in the private placement which commenced April 29, 2002 total 2,007,000; 91,500 and 1,915,500 of the warrants expire during the Company's fiscal years ending June 30, 2005 and 2006, respectively and have an exercise price of $3.00 each.

Subsequent Issuances of Common Stock
------------------------------------

Subsequent to June 30, 2003 and through August 15, 2003, the Company has issued shares of its common stock and warrants pursuant to the April 29, 2002 offering, as follows: 219,000 shares and 300,000 warrants for cash totaling $547,500.

NOTE 12 - COMMITMENTS AND CONTINGENCIES
---------------------------------------

Leasing Obligations
-------------------

The Company leases office space under agreements that expire on various dates through 2004. These leases are all accounted for as operating leases. Total rental expense for the year ended June 30, 2003 was $185,910.

Litigation, Claims, and Assessments
-----------------------------------

In the ordinary course of business, the Company is exposed to various claims, threats, and legal proceedings. In management's opinion, the outcome of such matters, if any, will not have a material impact upon the Company's financial position and results of operations.

In June 2003, the Company and PSG settled there litigation against Public Safety Corporation ("PSC"). Under the terms of the settlement, the Company will market the software under a new rebranded name, have all rights to make, use, copy, distribute, modify, sublicense and make derivative works of the rebranded software, and have the exclusive rights to the rebranded software and any derivative works. PSC shall only remarket the software under a new name to be determined. The Company and PSC agreed to terminate certain sections of the Exclusive License Agreement dated April 26, 2002, and PSC and PSG terminated their Software License Agreement dated March 18, 2002. PSC and the Company agreed not to contact each other's customers for a period of two years. The Company will pay royalties directly to PSC for a period of 18 months, after which all royalties will terminate. At the end of the 18- month period, the Company shall own a fully paid-up, non-exclusive, worldwide, royalty free license to the software.

BIZCOM U.S.A., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 13 - SEGMENT INFORMATION
-----------------------------

The Company's reportable business segments are strategic business units that offer distinctive products that are marketed through different channels. The two reportable segments of the Company for the years ended June 30, 2003 and 2002 are land mobile radio sales and public safety software and consulting. The Company's accounting policies for segments are the same as those described in the summary of significant accounting policies. Management evaluates segment performance based on segment profit and loss. Information for reportable segments is as follows:
                                                      2003           2002
                                                  -----------    -----------

Sales - Land Mobile Radio (LMR)                   $   941,735    $   239,050
Sales - Public Safety                                 281,535         37,605

Cost of Sales - LMR                                   664,016        219,623
Cost of Sales - Public Safety                          14,578             --

Depreciation and amortization - LMR                   847,995         70,321
Amortization - Public Safety                           43,900         10,975

Segment loss - LMR                                   (570,276)       (50,894)
Segment income - Public Safety                        223,057         26,630

Depreciation - administrative                          26,980          6,026

Unallocated general and administrative expenses     4,142,896      1,709,987
                                                  -----------    -----------
Operating loss                                    $(4,463,135)   $(1,740,277)
                                                  ===========    ===========

NOTE 14 - CONCENTRATION OF CREDIT RISKS
---------------------------------------

The Company maintains its cash in a bank deposit account which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At June 30, 2003 and 2002, the Company had approximately $218,408 and $290,256, respectively, in excess of FDIC insured limits. The Company has not experienced any losses in such accounts.

For the year ended June 30, 2003, four customers accounted for 58% of the Company's total sales, and the two largest customers accounted for 24% and 20% respectively of the Company's total sales. The Company purchases its radios primarily from one vendor, which accounted for nine percent of the Company's total purchases. At June 30, 2003, five customers accounted for 48% of the Company's accounts receivable, and one of these customers is a related party (see Note 8). As such, the Company believes that it has an abnormal concentration of credit risk within its receivables because of the limited number of customers.

For the year ended June 20, 2002, three customers accounted for 84% of the Company's total sales and two vendors accounted for 91% of the Company's total purchases. At June 30, 2002, two customers accounted for all of the Company's accounts receivable, and one of these customers is a related party (see Note 8).

BIZCOM U.S.A., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 15 - GOING CONCERN
-----------------------

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

NOTE 16 - SUBSEQUENT EVENTS
---------------------------

On September 12, 2003, the Company entered into a Memorandum of Understanding with Sophia Communications, Inc. ("Sophia") to purchase substantially all of Sophia's assets, which includes a nationwide ten-channel and two regional 220 MHz SMR licenses, Sophia's radio technology and other assets. The acquisition specifically excludes Sofia's operations in Mexico. The acquisition is subject to numerous conditions, including approval by a majority of Sophia's shareholders, approval by the FCC of the license transfer, negotiation and execution of a definitive purchase agreement, and due diligence. If the conditions are met, we would pay for the acquisition with five million shares of our restricted common stock, a promissory note payable due December 31, 2007 in the amount of $2,900,000 and bearing interest of 4% payable semiannually which will be secured by the common stock of a subsidiary that will own the FCC licenses, warrants to purchase one million shares of our common stock at an exercise price of not more than $6.00 per share for an exercise period of three years, $300,000 in cash at closing on or before October 31, 2003 and an additional $400,000 on January 31, 2004. If we close the acquisition, the consideration of common stock, warrants and promissory note would be held in escrow until the FCC formally approves the license transfer, but we would take over operations at closing.