Form 10KSB/A
period 2003-06-30
BIZCOM USA INC
filed 2003-10-03
CIK 1023997

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB/A


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

Documents Incorporated by Reference: None

Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]


This Amendment No. 1 to Form 10-KSB is being filed to correct certain inadvertent typographical errors in Exhibits 14.0 and 32.0, to delete Exhibit 32.1, which was filed inadvertently, and to reflect this report as so amended.

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

Item 13. Exhibits and Reports on Form 8-K....................................32

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


Our financial statements appearing elsewhere in this Report, as amended, have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Management realizes that we must generate capital and revenue resources to enable us to achieve profitable operations. We are planning to obtain additional capital by achieving at least break-even cash flow from operations and selling equity and/or debt securities. The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon us obtaining additional revenues and equity capital and ultimately achieving profitable operations. No assurances can be made that we will be successful in these activities. Should any of these events not occur, our financial statements will be materially affected.


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

                FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS
                ------------------------------------------------


We make statements in this Report on Form 10-KSB, as amended, as well as in our press releases or verbal statements that may be made by our officers, directors or employees acting on behalf of our Company, that are not historical fact and constitute "forward-looking statements." Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to be materially different from the historical results or from any results expressed or implied by such forward- looking statements. Factors that might cause such a difference include, without limitation, the information set forth below. In addition to statements, which explicitly describe such risks and uncertainties, statements labeled with the terms "believes", "belief", "expects", "plans", or "anticipates" should be considered uncertain and forward-looking. All cautionary statements made in this Report, as amended, should be read as being applicable to all related forward-looking statements wherever they may appear.

GOING CONCERN CONSIDERATIONS ARE APPLICABLE TO OUR BUSINESS AND OPERATIONS. Our financial statements appearing elsewhere in this Report, as amended, have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Management realizes that we must generate capital and revenue resources to enable us to achieve profitable operations.


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


WE ARE UNCERTAIN OF OUR CONTINUED ABILITY TO MEET OUR DEVELOPMENT AND OPERATIONAL NEEDS. We will require substantial additional capital to fund our operations, including increased research and development costs for development of our software products and integration of our software and communications systems. Revenues from operations are not currently sufficient to sustain present operations, and we will continue to require funding from outside sources for the current foreseeable future, the availability of which cannot be assured. We are currently seeking capital through additional equity financing. The failure of the Company to obtain financing as needed would have a material adverse effect upon the Company and its business as we believe our current cash position will enable us to sustain operations for up to approximately four (4) months. If additional funds are obtained by issuing equity securities and/or debt securities convertible into equity, dilution to existing shareholders will result, and future investors may be granted rights superior to those of existing shareholders. There can be no assurances, however, that additional financing will be available when needed, or if available, on acceptable terms. There are no current agreements, arrangements, or understandings for any equity and/or debt financing. The failure of the Company to obtain such financing as required or otherwise desired will have a material adverse effect upon the Company, its business and operations. Traditional sources of financing are currently more difficult to access. If we cannot secure any traditional sources of financing and cannot otherwise access required capital, our business and operations will be negatively impacted even if demand for our services is present.


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


WE FACE INTENSE COMPETITION WITHIN BOTH OF OUR BUSINESS SEGMENTS. The wireless communications industry and emergency management industry are highly competitive and influenced by the introduction of new services by, and the marketing and pricing activities of, industry participants. We will compete with numerous other businesses engaged in each such industry which market competitive services and products as those marketed and planned to be marketed by the Company, many of which businesses have or may have substantially greater capital and other resources than the Company. Certain of our emergency management software competitors have a greater installed base of software and larger sales forces and software development teams than we have. Such companies may also have greater financial resources than we do. The greater financial resources of many cellular telephone companies, as well as certain 800 MHz SMR service providers, currently permit such entities to offer creative pricing and incentive packages which we cannot presently offer and may not be able to offer in the future. Improvements in technology may adversely impact the demand for our services, which could adversely affect our operations. Other modes of wireless communications such as cellular, specialized mobile radio (800 and 900 MHz), personal communications systems ("PCS") and one-way paging are examples of current competing technology. While we believe, due to the costs for such services compared to the relatively low cost of 220 MHz SMR service, that 220 MHz SMR service may be ideal for radio dispatch and data subscribers as well as other potential end-users, including providers of emergency management services, no assurances are given that we are correct in our belief, or that we will successfully compete.


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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


In addition to the historical information contained herein, we make statements in this Report on Form 10-KSB, as amended, and in other reports we file with the SEC under the Securities Exchange Act of 1934 ("Exchange Act") that are considered forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Sometimes these statements will contain words such as "believes, " expects, " intends" "should," "will," "plans," and other similar words. These statements are not guarantees of our future performance and are subject to risk, uncertainties, and other important factors, certain of which are discussed herein under the heading "Factors That May Affect Future Operating Results" and in other reports we file with the SEC that could cause our actual performance or achievements to be materially different from those expressed in any forward-looking statements made by or on our behalf. Given these uncertainties, undue reliance should not be placed on these forward-looking statements. We do not assume the obligation to update any forward looking statements.


OVERVIEW


This "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the Financial Statements of the Company accompanying this Report, as amended.


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

LIQUIDITY AND CAPITAL RESOURCES


Our financial statements appearing elsewhere in this Report, as amended, have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Management realizes that we must generate capital and revenue resources to enable us to achieve profitable operations. To the extent that we are unable to obtain additional working capital from operations and/or other sources as required or otherwise desired, our consolidated financial statements will be materially affected.


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

ITEM 7. FINANCIAL STATEMENTS.


The Company's consolidated financial statements and the notes thereto appear in
Part III. Item 13. of this Report, as amended.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


The information required by this item was previously disclosed in a Form 8-K filed with the Commission on November 1, 2002.

ITEM 8A.  CONTROLS AND PROCEDURES.


The Company's principal executive and financial officer has evaluated the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this Report, as amended. Based on the evaluation, such person concluded that the Company's disclosure controls and procedures as of the end of the period covered by this Report, as amended, have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

CODE OF ETHICS


We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, a copy of which is filed as an exhibit to this Report, as amended.


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


See also "PART I. ITEM 1. DESCRIPTION OF BUSINESS" concerning proposed Sophia transaction and acquisition of 220 MHz SMR licenses and related equipment and
PART III. ITEM 11. and footnote (5) thereunder.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.


(a) The following documents are filed as a part of this Report, as amended:

1. FINANCIAL STATEMENTS - beginning on page F-1 of this Report, as amended:


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


                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report, as amended, to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    BIZCOM U.S.A., INC.
                                    (Registrant)





Date: October 3, 2003               By:  /s/ Hanan Klein
                                    --------------------------------------------
                                    Hanan Klein, Chief Executive Officer


In accordance with the Securities Exchange Act of 1934, this Report, as amended, has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.




Signature                               Title                      Date
---------                               -----                      ----



/s/  Hanan Klein                Chief Executive Officer    October 3, 2003
---------------------------     President, Principal
     Hanan Klein                Financial and Accounting
                                Officer, Secretary and
                                Chairman of the Board
                                of Directors



/s/ David L. George             Chief Operating Officer,   October 3, 2003
--------------------------      Chief Technical Officer,
  David L. George               President/Land Mobile
                                Radio Division

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