Form 10QSB
period 2003-09-30
BIZCOM USA INC
filed 2003-11-19
CIK 1023997

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                For the transition period from ______ to _______

                         Commission file number 0-49812

                               BIZCOM U.S.A., INC.
                               -------------------
        (Exact name of small business issuer as specified in its charter)

           FLORIDA                                             65-0681772
           -------                                             ----------
(State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                            Identification No.)

                  5440 NW 33RD AVENUE, SUITE 106, FLORIDA 33309
                  ---------------------------------------------
                    (Address of principal executive offices)

                                 (954) 714-0028
                                 --------------
                            Issuer's telephone number

              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

As of November 14, 2003, there were 15,764,750 shares of the Registrant's common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ( )  No (X)

                               BIZCOM U.S.A., INC.
                                      INDEX

                          PART I FINANCIAL INFORMATION

Item 1  Financial Statements - Unaudited

Consolidated Balance Sheet at September 30, 2003 ......................................................    3

Consolidated Statements of Operations for the three months ended September 30, 2003 and 2002 ..........    4

Consolidated Statements of Stockholders' Equity for the three months ended September 30, 2003 .........    5

Consolidated Statements of Cash Flows for the three months ended September, 2003 and 2002 .............    6

Notes to Consolidated Financial Statements ............................................................   7-16

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations .........   17-23

Item 3. Controls and Procedures .......................................................................   23


                                             PART II OTHER INFORMATION
Item 1. Legal Proceedings .............................................................................   24

Item 2. Changes in Securities .........................................................................   24

Item 3. Defaults Upon Senior Securities ...............................................................   24

Item 4. Submission of Matters to a Vote of Security Holders ...........................................   24

Item 5  Other Information .............................................................................   24

Item 6  Exhibits and Reports on Form 8-K ..............................................................   24

                          PART I FINANCIAL INFORMATION

Item 1. Financial Statements-Unaudited


BIZCOM U.S.A., INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (UNAUDITED)
SEPTEMBER 30, 2003
--------------------------------------------------------------------------------

                                     ASSETS
                                     ------
Current assets:
    Cash and cash equivalents                                         $     94,628
    Accounts receivable, net                                               199,847
    Inventory                                                              109,268
    Prepaid expenses and other current assets                               36,532
                                                                      ------------
           Total current assets                                            440,275
                                                                      ------------
Property and equipment, net                                              4,988,803
                                                                      ------------
Other assets:
    Deposits                                                                 7,624
    Other receivables                                                      340,597
    Intangible assets, net                                              14,873,769
                                                                      ------------
           Total other assets                                           15,221,990
                                                                      ------------
           Total assets                                               $ 20,651,068
                                                                      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current liabilities:
    Accounts payable and accrued liabilities                          $    596,408
    Deferred revenue                                                       154,622
                                                                      ------------
           Total current liabilities                                       751,030
                                                                      ------------
Commitments and contingencies

Stockholders' equity:
    Preferred stock, $0.0001 par value; 20,000,000 shares
      authorized; no shares issued and outstanding                              --
    Common stock, $0.0001 par value; 200,000,000 shares authorized;
      15,385,750 shares issued and outstanding                               1,538
    Additional paid-in capital                                          27,756,077
    Accumulated deficit                                                 (7,857,577)
                                                                      ------------
           Total stockholders' equity                                   19,900,038
                                                                      ------------
           Total liabilities and stockholders' equity                 $ 20,651,068
                                                                      ============

          See accompanying notes to consolidated financial statements.

BIZCOM U.S.A., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
--------------------------------------------------------------------------------

                                                                  2003            2002
                                                              ------------    ------------
Sales                                                         $    185,018    $    261,955

Operating expenses:
    Cost of sales                                                  152,135          89,308
    Amortization of licenses                                       415,112          81,296
    Depreciation                                                   136,536           6,220
    General and administrative                                   1,018,249         973,150
                                                              ------------    ------------
        Total operating expenses                                 1,722,032       1,149,974
                                                              ------------    ------------
Net loss                                                        (1,537,014)       (888,019)
                                                              ------------    ------------
Net loss per common share, basic and diluted                  $      (0.10)   $      (0.15)
                                                              ============    ============

Weighted-average number of common shares, basic and diluted     15,244,098       6,110,855
                                                              ============    ============

          See accompanying notes to consolidated financial statements.

BIZCOM U.S.A., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
--------------------------------------------------------------------------------



                                        PREFERRED STOCK        COMMON STOCK             ADDITIONAL
                                         -------------   ---------------------------     PAID-IN       ACCUMULATED
                                         SHARES AMOUNT      SHARES         AMOUNT        CAPITAL         DEFICIT         TOTAL
                                         ------  -----   ------------   ------------   ------------   ------------    ------------
Balance, June 30, 2003                       --     --     15,053,750   $      1,505   $ 26,929,320   $ (6,320,563)   $ 20,610,262
Issuance of common stock for cash            --     --        332,000             33        826,757             --         826,790
Net loss for the three months ended
  September 30, 2003                         --     --             --             --             --     (1,537,014)     (1,537,014)
                                         ------  -----   ------------   ------------   ------------   ------------    ------------
Balance, September 30, 2003                  --     --     15,385,750   $      1,538   $ 27,756,077   $ (7,857,577)   $ 19,900,038
                                         ======  =====   ============   ============   ============   ============    ============



          See accompanying notes to consolidated financial statements.

BIZCOM U.S.A., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
--------------------------------------------------------------------------------

                                                                           2003          2002
                                                                       -----------    -----------
Cash flows from operating activities:
     Net income (loss)                                                 $(1,537,014)   $  (888,019)
     Adjustments to reconcile net income (loss) to net cash used in operating activities:
         Depreciation and amortization                                     551,647         87,516
         Allowance for doubtful accounts                                    36,900             --
         Deferred revenue                                                   84,622             --
         (Increase) decrease in:
            Accounts receivable                                            (18,091)      (152,476)
            Inventory                                                       28,134        (78,165)
            Prepaid expenses and other current assets                      (36,519)      (147,852)
            Decrease in license obligation payable                              --       (124,000)
         Increase in accounts payable and accrued liabilities               47,511         56,101
                                                                       -----------    -----------
Net cash used in operating activities                                     (842,810)    (1,246,895)
                                                                       -----------    -----------
Cash flows from investing activities:
     Payment of other liabilities assumed with license and equipment       (95,000)            --
     Purchase of property and equipment                                    (52,630)        (9,146)
     Increase in other assets                                               (6,150)            --
                                                                       -----------    -----------
Net cash used in operating activities                                     (153,780)        (9,146)
                                                                       -----------    -----------
Cash flows from financing activities:
     Common stock issuance, net of expenses                                826,790      1,119,279
                                                                       -----------    -----------
Net cash provided by financing activities                                  826,790      1,119,279
                                                                       -----------    -----------
Net increase in cash and cash equivalents                                 (169,800)      (136,762)
Cash and cash equivalents, beginning of year                               264,428        227,451
                                                                       -----------    -----------
Cash and cash equivalents, end of year                                 $    94,628    $    90,689
                                                                       ===========    ===========


          See accompanying notes to consolidated financial statements.

BIZCOM U.S.A., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 1 - NATURE OF BUSINESS
---------------------------

BizCom U.S.A., Inc. was incorporated in the State of Florida on July 1, 1996. The consolidated financial statements include the accounts of BizCom U.S.A., Inc. and its wholly owned subsidiaries, BizCom Southern Holdings, Inc. and SMR Management, Inc. (collectively, the "Company"). All material intercompany transactions have been eliminated. The Company provides emergency management and first responder software, and wireless voice and data communications equipment for public safety, critical infrastructure, homeland security, and industrial / commercial markets.

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

NOTE 2 - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited condensed financial statements of Bizcom U. S. A., Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and Regulation S-B. Accordingly, they do not include all of the information and footnotes required for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods presented have been included.

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Financial Statements for the year ended June 30, 2003. Operating results for the three months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending June 30, 2004.

It is recommended that the accompanying condensed financial statements be read in conjunction with the financial statements and notes for the year ended June 30, 2003, found in the Company's Form 10-KSB/A.

BIZCOM U.S.A., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 3 - SUMMARY OF ACCOUNTING POLICIES
---------------------------------------

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of BizCom U.S.A., Inc. and its subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents
-------------------------

Cash and cash equivalents include highly liquid investments purchased with an original maturity of three months or less. At September 30, 2003 and 2002, the Company had no cash equivalents.

Accounts Receivable
-------------------

The company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company's estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts of $75,000 and $0 at September 30, 2003 and 2002, respectively.

Inventory
---------

Inventory consists primarily of 220 MHz radios and radio components held for resale, and are being carried at the lower of cost (first-in, first-out method) or market.

Property and Equipment
----------------------

Property and equipment, consisting of computer equipment and office equipment, is recorded at acquisition cost and depreciated using the straight-line method over the estimated useful lives of the assets, which is presently five years for office and computer equipment and ten years for communications equipment.

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

BIZCOM U.S.A., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 3 - SUMMARY OF ACCOUNTING POLICIES, CONTINUED
--------------------------------------------------

Revenue Recognition
-------------------

Revenue generated from radio sales is generally recognized at the time the goods are shipped. Revenue from software sales and related consulting services is generally recognized at the time the product and/or service has been delivered and/or accepted by the customer. In April 2003, the Company adopted a new licensing agreement that requires customers to renew the license annually to continue using the license. Sales and customer support revenues generated under the revised license agreement will be amortized ratably over the term of the license. At September 30, 2003, the Company had deferred revenue of $154,622 related to license sales.

Advertising
-----------

Advertising costs are expensed as incurred. Advertising expenditures totaled $9,500 and $6,822 during the three months ended September 30, 2003 and 2002, respectively.

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

BIZCOM U.S.A., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 3 - SUMMARY OF ACCOUNTING POLICIES, CONTINUED
--------------------------------------------------

Freight Costs
-------------

Freight costs incurred for delivering goods to customers are included in cost of goods sold and amounted to $4,393 and $8,477 in 2003 and 2002, respectively. The Company generated $602 and $1,454 of freight revenues recharged to customers in 2003 and 2002, and this amount is included in sales.

Recent Accounting Pronouncements
--------------------------------

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not believe that the adoption of this standard will have a material impact on its financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting of derivative instruments and hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 amends SFAS No. 133 for decisions made:
(i) as part of the Derivatives Implementation Group process that require amendment to SFAS No. 133; (ii) in connection with other FASB projects dealing with financial instruments; and (iii) in connection with the implementation issues raised related to the application of the definition of a derivative. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for designated hedging relationships after June 30, 2003. The Company does not believe that the adoption of this standard will have a material impact on its financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and further requires that an issuer classify as a liability (or an asset in some circumstances) financial instruments that fall within its scope because that financial instrument embodies an obligation of the issuer. Many of such instruments were previously classified as equity. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not believe that the adoption of this standard will have a material impact on its financial position or results of operations.

NOTE 4 -FAIR VALUE OF FINANCIAL INSTRUMENTS
-------------------------------------------

Cash, accounts receivable, accounts payable and other current liabilities are recorded in the financial statement at cost, which approximates fair market value because of the short-term maturity of those instruments.

BIZCOM U.S.A., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 5 -INTANGIBLE ASSETS
-------------------------

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
                                                     ===========   ===========

The Company will amortize these assets over the expected useful lives of the assets, which are five years for the spectrum use agreement, seven years for the radio patent and technology agreement and ten years for the FCC licenses. Amortization of the software license will be the greater of (a) an amount computed based on anticipated future gross revenues, or (b) the estimated remaining useful economic life of ten years. The useful lives were based on each asset's separate initial contractual life. Amortization expense for the quarters ended September 30, 2003 and 2002 was $415,112 and $81,296, and accumulated amortization totaled $1,166,844 and $162,593 at September 30, 2003 and 2002.

Estimated amortization of intangible assets is as follows:

                  Year Ending June 30,
     ------------------------------------------------

                          2004                             $  1,647,114
                          2005                                1,647,114
                          2006                                1,647,114
                          2007                                1,610,447
                          2008                                1,596,447
                                                           ------------
                                                           $ 8,148,236
                                                           ===========


NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
-------------------------------------------------

Accounts payable and accrued liabilities consist of the following:

                                                             2003       2002
                                                           --------   --------

     Accounts payable                                      $345,246   $199,089
     Accrued professional fees and other expenses           100,627      6,163
     Accrued payroll, benefits and related taxes            150,535     69,211
                                                           --------   --------
          Total accounts payable and accrued liabilities   $596,408   $274,463
                                                           ========   ========

BIZCOM U.S.A., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 7 - PROPERTY AND EQUIPMENT
-------------------------------

Property and equipment consists of the following:

                                                2003           2002
                                            -----------    -----------

     Communications equipment               $ 5,145,346    $        --
     Office and computer equipment              180,499        131,811
                                            -----------    -----------
                                              5,325,845        131,811
     Less: accumulated depreciation            (337,042)       (10,537)
                                            -----------    -----------
              Property and equipment, net   $ 4,988,803    $   121,274
                                            ===========    ===========

Depreciation expense was $136,536 and $6,026 for the quarters ended June 30, 2003 and 2002, respectively.

NOTE 8 - RELATED PARTY TRANSACTIONS
-----------------------------------

At September 30, 2003 and 2002, the Company had a note receivable of $23,000 due from Public Safety Group, LLC ("PSG"), an entity whose managing member was an officer and director of the Company through October 14, 2002. The Company also had an account receivable of $29,476 and $29,605 due from PSG at September 30, 2003 and 2002, respectively. The amounts in accounts receivable arose from software maintenance services provided by the Company to third parties but billed by PSG during the transition period following the execution of the license agreement with PSG.

During the twelve months ended June 30, 2002, the Company has disbursed a total of $469,000 to PSG. Of this amount, $439,000 was paid to acquire a software license (see note 5), and the remainder was paid for emergency management consulting services, and was expensed in 2002.

NOTE 9 - STOCKHOLDERS' EQUITY
-----------------------------

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

In August 1996, after filing an amendment to its Articles of Incorporation establishing a series of Preferred Stock designated as "Series A Preferred Stock", the Company issued an aggregate of 900 shares of Series A Preferred Stock to three corporations controlled by the then Chairman and Chief Executive Officer of the Company for a cash purchase price of $1 per share. Among other things, the Series A

BIZCOM U.S.A., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 9 - STOCKHOLDERS' EQUITY, CONTINUED
----------------------------------------

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

Private Placements of Common Stock
----------------------------------

During the quarters ended September 30, 2003 and 2002, the Company issued 332,000 and 450,000 shares of common stock and 379,500 and 591,500 warrants, respectively pursuant to a private placement unit offering dated April 29, 2002 and in direct private placements. (See "Warrants to Purchase Common Stock - Summary" below.) The Company received net proceeds of $ 826,790 and $1,119,279 in the quarters ending September 30, 2003 and 2002, respectively from these private placements. Expenses associated with the offerings for the years ending September 30, 2003 and 2002 were $3,210 and $5,721, and they have been offset against the proceeds received.

The terms of the April 29, 2002 offering are as follows: each unit is priced at $7,500, and is comprised of 3,000 shares of restricted common stock, $0.0001 par value per share, and 1,500 warrants to purchase additional shares of the Company's restricted common stock at an exercise price of $3.00 per share for a period of 3 years from date of issuance, subject to customary adjustments. Additional warrants are issued to investors in the offering when their cumulative investment in the offering exceeds certain breakpoints.

NOTE 10 - OPTIONS AND WARRANTS
------------------------------

Stock Options - Employees
-------------------------

During the year ended June 30, 2002, the Company issued options to an employee, in conjunction with his employment agreement, for 120,000 shares of common stock. These options have an exercise price of $3.00 per share, which was in excess of the Company's $2.50 per share fair value of its common stock at the date of grant, therefore no compensation charge has been recorded pursuant to APB No. 25. The options vest over a period of 36 months, with 37,500 options vesting during the first 90 days, and 2,500 options vesting each month for the next 33 months. As of September 30, 2003 72,500 options were vested. The options expire on April 29, 2012.

The Company is proposing an employee stock option plan at the 2004 annual meeting of shareholders. The proposed plan would have 2,000,000 shares of common stock authorized for grants.

Pro-Forma Stock Option Disclosures
----------------------------------

For purposes of pro-forma disclosures, consistent with the method under SFAS 123, the estimated fair values of the options are amortized to expenses over the option's vesting periods, using the straight-line method. Pro forma results reflecting application of SFAS 123 are as follows:

                                                  2003          2002
                                             -------------    ---------
     Net loss
          As reported                        $  (1,537,014)   $(888,019)
                                             =============    =========
          Pro forma                          $  (1,540,622)   $(892,830)
                                             =============    =========
          Basic and diluted loss per share   $       (0.10)   $   (0.15)
                                             =============    =========

SFAS No. 123 requires entities that account for awards of stock-based compensation to employees in

BIZCOM U.S.A., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 10 - OPTIONS AND WARRANTS, CONTINUED
-----------------------------------------

accordance with APB No. 25 to present pro forma disclosures of results of operations and earnings per share as if compensation cost was measured at the date of grant based on the fair value of the award. No options were granted during the quarter ended September 30, 2003. The computed fair value of the options granted in fiscal 2002 is $0.48 each. The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

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

Warrants to Purchase Common Stock - Summary
-------------------------------------------

As described above, the Company has issued, through September 30, 2003, warrants to purchase a total of 6,008,500 shares of restricted common stock. These immediately exercisable common stock purchase warrants were issued in two separate private placements and in direct private placements. The warrants issued in the private placement which commenced October 17, 2001 and ended April 26, 2002 total 3,410,000; all expire during the Company's fiscal year ending June 30, 2005, and have an exercise price of $1.50 each. Warrants issued through September 30, 2003 in the private placement which commenced April 29, 2002 and in direct private placements total 2,598,500; 91,500, 1,915,500 and 591,500 of the warrants expire during the Company's fiscal years ending June 30, 2005 and 2006 and 2007, respectively and have an exercise price of $3.00 each.

Subsequent Issuances of Common Stock
------------------------------------

Subsequent to September 30, 2003 and through November 14, 2003, the Company issued 379,000 shares of its common stock and warrants to purchase 1,082,500 shares of restricted common stock pursuant to the April 29, 2002 offering and in direct private placements for cash totaling $947,500. The warrants expire in the fiscal year ending June 30, 2007

NOTE 11 - COMMITMENTS AND CONTINGENCIES
---------------------------------------

Litigation, Claims, and Assessments
-----------------------------------

In the ordinary course of business, the Company is exposed to various claims, threats, and legal proceedings. In management's opinion, the outcome of such matters, if any, will not have a material impact upon the Company's financial position and results of operations.

BIZCOM U.S.A., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 12 - SEGMENT INFORMATION
-----------------------------

The Company's reportable business segments are strategic business units that offer distinctive products that are marketed through different channels. The two reportable segments of the Company for the quarters ended September 30, 2003 and 2002 are land mobile radio sales and public safety software and consulting. The Company's accounting policies for segments are the same as those described in the summary of significant accounting policies. Management evaluates segment performance based on segment profit and loss. Information for reportable segments is as follows:

                                                         2003           2002
                                                     -----------    -----------

     Sales - Land Mobile Radio (LMR)                 $   124,564    $   204,432
     Sales - Public Safety                                60,454         57,523

     Cost of Sales - LMR                                 144,116         88,258
     Cost of Sales - Public Safety                         8,019          1,050

     Depreciation and amortization - LMR                 532,187         70,321
     Amortization - Public Safety                         10,975         10,975

     Segment income (loss) - LMR                        (551,739)        45,853
     Segment income - Public Safety                       41,460         45,498

     Depreciation - administrative                         8,486          6,220

     Unallocated general and administrative expenses   1,018,249        973,150
                                                     -----------    -----------
     Operating loss                                  $(1,537,014)   $  (888,019)
                                                     ===========    ===========

NOTE 13 - GOING CONCERN
-----------------------

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

BIZCOM U.S.A., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 14 - SUBSEQUENT EVENTS
---------------------------

On September 12, 2003, the Company entered into a Memorandum of Understanding with Sophia Communications, Inc. ("Sophia") to purchase substantially all of Sophia's assets, which includes a nationwide ten-channel and two regional 220 MHz SMR licenses, Sophia's radio technology and other assets. The acquisition specifically excludes Sofia's operations in Mexico. The acquisition is subject to numerous conditions, including approval by a majority of Sophia's shareholders, approval by the FCC of the license transfer, negotiation and execution of a definitive purchase agreement, and due diligence. If the conditions are met, we would pay for the acquisition with five million shares of our restricted common stock, a promissory note payable due December 31, 2007 in the amount of $2,900,000 and bearing interest of 4% payable semiannually which will be secured by the common stock of a subsidiary that will own the FCC licenses, warrants to purchase one million shares of our restricted common stock at an exercise price of not more than $6.00 per share for an exercise period of three years, $300,000 in cash at closing on or before October 31, 2003 and an additional $400,000 on January 31, 2004. If we close the acquisition, the consideration of common stock, warrants and promissory note would be held in escrow until the FCC formally approves the license transfer, but we would take over operations at closing. On October 31, 2003, the Company and Sophia agreed to extend the closing date until November 14, 2003 and on November 13, the Company and Sophia agreed to extend the closing date until November 20, 2003. Both companies have concluded their due diligence activities and the shareholders of Sophia and the board of directors of the Company have approved the transaction.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following is a discussion and analysis of our financial condition and results of operations for the three month period ended September 30, 2003 and significant factors that could affect our prospective financial condition and results of operations. You should read this discussion in conjunction with our financial statements and notes contained in our annual report on Form 10-KSB/A for the year ended June 30, 2003, as amended. Historical results may not indicate future performance.

This Report on Form 10-QSB contains forward-looking statements within the meaning of and which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties which could cause actual results to be materially different from historical results or from any results expressed or implied by such forward-looking statements. Forward-looking statements generally are accompanied by words such as "anticipates," "belief," "believes," "estimates," "expects," "intends," "plans" and similar statements, and should be considered uncertain and forward-looking. Any forward-looking statements speak only as of the date on which such statement is made, are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements, whether as a result of new information, future events or otherwise. Factors that could cause our results to differ materially from the results discussed in such forward-looking statements include, without limitation: going-concern considerations; uncertain continued ability to meet our development and operational needs; no assurances of and uncertainty of future profitability; our plan to enter new, untested markets and to expend considerable development costs to introduce our planned new integrated communications/emergency management software model; our dependence on our management and the requirement of additional management in order to execute our operating plan; the uncertainty of the U.S. economic recovery and economic trends; the extended selling process with certain of our customers, and a concentration of risk associated with our emergency management software market as most of our software revenue is from state and local governments; the limited operating history of the 220 MHz Specialized Mobile Radio industry and the uncertainty of future broad based market acceptance of our 220 MHz products and services within such industry; our ability to successfully integrate acquisitions, including our planned acquisition of certain assets of Sophia Communications, Inc., which may strain our operating earnings and cash flow if revenues are not generated as quickly or to the extent desired; the impact of competitive services and pricing; the Sarbanes Oxley Act has increased our legal, accounting and administrative costs; and as further set forth in our Form 10-KSB, as amended, for the fiscal year ending June 30, 2003 under the heading "Factors That May Effect Future Operating Results," in our press releases and other reports filed with the Securities and Exchange Commission ("SEC"). Many of such risk factors are beyond our control. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the results anticipated in these forward-looking statements contained in this Report will in fact occur. All forward-looking statements wherever they may appear are expressly qualified in their entirety by the cautionary statements in this section. We undertake no obligation to update any such forward-looking statements.

OVERVIEW

Bizcom U.S.A., Inc. (the "Company") provides emergency management and first responder software, and wireless voice and data communications equipment for public safety, critical infrastructure, homeland security, and industrial / commercial markets. We are expending resources to improve the functionality and breadth of our software solutions so we can offer integrated emergency management products and services across a broad spectrum of potential users including state, county and local emergency operations centers ("EOCs"), federal and state agencies, and public safety users, including police, fire and rescue, and hospitals and ambulances. As a result of recent acquisitions of 220 MHz licenses and certain related communications equipment, we plan to develop and offer spectrum efficient data and voice communications networks. From time to time, we engage in discussions with owners of 220 MHz SMR FCC licenses, and may make additional acquisitions of such assets. We also are in discussions with various companies to market jointly additional products that are complementary to our emergency management systems solutions, including global positioning systems providers and sensor companies with products that detect radiation, weather and other data we believe may be important to an EOC.

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

On September 12, 2003, the Company entered into a Memorandum of Understanding with Sophia Communications, Inc. ("Sophia") to purchase substantially all of Sophia's assets, which includes a nationwide ten-channel and two regional 220 MHz SMR licenses, Sophia's radio technology and other assets. The acquisition specifically excludes Sofia's operations in Mexico. The acquisition is subject to numerous conditions, including approval by a majority of Sophia's shareholders, approval by the FCC of the license transfer, negotiation and execution of a definitive purchase agreement, and due diligence. If the conditions are met, we would pay for the acquisition with five million shares of our restricted common stock, a promissory note payable due December 31, 2007 in the amount of $2,900,000 and bearing interest of 4% payable semiannually which will be secured by the common stock of a subsidiary that will own the FCC licenses, warrants to purchase one million shares of our common stock at an exercise price of not more than $6.00 per share for an exercise period of three years, $300,000 in cash at closing on or before October 31, 2003 and an additional $400,000 on January 31, 2004. If we close the acquisition, the consideration of common stock, warrants and promissory note would be held in escrow until the FCC formally approves the license transfer, but we would take over operations at closing. On October 31, 2003, the Company and Sophia agreed to extend the closing date until November 14, 2003, and on November 13, the Company and Sophia agreed to extend the closing date until November 20, 2003. Both companies have concluded their due diligence activities and the shareholders of Sophia and the board of directors of the Company have approved the transaction. The Sophia acquisition will significantly increase our overhead. While the acquisition presents opportunities to increase sales and enter new markets, the Company will have to continue to raise additional capital to sustain existing and new operations.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2003 Compared to the Three Months Ended September 30, 2002

Total revenues for the quarter ended September 30, 2003 were $185,018, a decrease of $76,937 or 30% from the September 30, 2002 quarter sales of $261,955. Sales of radio products and airtime decreased $79,868, or 39%, from $204,432 in the quarter ended September 30, 2002 to $124,564 in the quarter ended September 30, 2003, primarily due to lower commercial repeater sales. Sales of public safety software and services were $60,454 in the quarter ended September 30, 2003 compared to $57,523 in the prior year quarter. We limited our marketing efforts for the EM2000 software during the first quarter of fiscal 2004 while making substantial changes to the program. In August 2003, the Company introduced a substantially improved version of the EM/2000 software that, in addition to improved functionality, provides a web-based version that gives customers access to a database via the internet. In April 2003, we modified our software licenses with new customers that will require us to amortize license fees over the term of the license; at September 30, 2003 we had $154,622 of deferred license revenues.

Cost of sales for radio products and airtime in the quarter ended September 30, 2003 increased $55,858, or 63%, to $144,116 compared to $88,258 in the quarter ended September 30, 2002. Gross margin for radio products excluding airtime as a percent of sales decreased to 27% in the quarter ended September 30, 2003 compared to 50%; the gross margin in the prior year benefited from lower costs resulting from special purchases from manufacturers which were liquidating inventory. The special purchases will not continue in future periods.

Cost of sales for airtime sales, which are primarily tower rents, were $80,734 during the fiscal 2004 quarter; there were no tower rents in the prior year fiscal quarter. We lease facilities on existing tower sites to avoid the cost of tower and shelter construction. The 220 MHz SMR FCC licenses require us to maintain transmission operations in order to maintain ownership of the licenses. We will continue to pay tower rents to continue transmissions on some sites, even though they may not be generating current income, in order to maintain ownership of these licenses. In addition, if we acquire the assets of Sophia, we may deconstruct certain existing sites owned by us and move the equipment to service areas with greater populations than currently served in order to meet Sophia's FCC construction requirements. As a result, we may have licenses revoked by the FCC if we do not resume broadcasting at such sites within a certain time period.

Depreciation increased $130,316 to $136,536 in the quarter ended September 30, 2003 from $6,220 in the quarter ended September 30, 2002 year, due to the acquisition of communications equipment related to the 220 MHz SMR FCC licenses which we acquired in February and June of 2003. Amortization expense increased $333,816 to $415,112 in the quarter ended September 30, 2003 from $81,296 in the quarter ended September 30, 2002 year due primarily to the amortization of 220 MHz SMR FCC licenses which we acquired in February and June of 2003. Amortization of licenses acquired to date will increase to $1,647,114, and depreciation of assets acquired to date will increase to $551,746 in fiscal 2004.

Administration expense increased $45,099, or 5%, to $1,018,249 in the quarter ended September 30, 2003 compared to $973,150 in the quarter ended September 30, 2002 due to higher wages and benefits, investor relations and bad debt expense and offset by lower consulting fees. Wages and benefits increased $35,825 in the quarter ended September 30, 2003 to $542,296 from $506,471 in the quarter ended September 30, 2002. Consulting fees decreased $136,393 to $55,195 in fiscal 2003 compared to $191,588 in the quarter ended September 30, 2002; certain administrative and business development functions were performed by outside consultants during early fiscal 2003, and were replaced by full time employees during the third and forth quarter of fiscal 2003. Bad debt expense was $36,900 in the quarter ended September 30, 2003; there was no bad debt expense in the quarter ended September 30, 2002. Investor relations expense was $55,924 in the quarter ended September 30, 2003 compared to $10,500 in the quarter ended September 30, 2002. Investor relations expense increased due to preparation for our first annual meeting, investor conference calls, and collateral materials.

We believe that we will have to increase the number of our personnel over the next approximately 12-18 months as our business may expand due to the possible acquisition of the Sophia assets and the need to increase our sales and marketing efforts.

The Company's reportable business segments are strategic business units that offer distinctive products that are marketed through different channels. The two reportable segments of the Company for the quarters ended September 30, 2003 and 2002 are land mobile radio sales and public safety software and consulting. Information for our reportable segments is as follows:

                                                         2003           2002
                                                     -----------    -----------
     Sales - Land Mobile Radio (LMR)                 $   124,564    $   204,432
     Sales - Public Safety                                60,454         57,523

     Cost of Sales - LMR                                 144,116         88,258
     Cost of Sales - Public Safety                         8,019          1,050

     Depreciation and amortization - LMR                 532,187         70,321
     Amortization - Public Safety                         10,975         10,975

     Segment income (loss) - LMR                        (551,739)        45,853
     Segment income - Public Safety                       41,460         45,498

     Depreciation - administrative                         8,486          6,220

     Unallocated general and administrative expenses   1,018,249        973,150
                                                     -----------    -----------
     Operating loss                                  $(1,537,014)   $  (888,019)
                                                     -----------    -----------

LIQUIDITY AND CAPITAL RESOURCES

Our financial statements appearing elsewhere in this Report have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Management realizes that we must generate capital and revenue resources to enable us to achieve profitable operations. To the extent that we are unable to obtain additional working capital from operations and/or other sources as required or otherwise desired, our consolidated financial statements will be materially affected. Revenues from operations are not currently adequate to sustain all operations, and we will continue to require funding from outside sources for the currently foreseeable future, the availability of which cannot be assured.

At September 30, 2003, we had stockholders' equity of $19,900,038, tangible net worth of $5,026,269 and negative working capital of $310,755. We have no long term debt at September 30, 2003. Since our inception, we have incurred losses of $(7,857,577) and during the last fiscal quarter, we used cash in operating activities of ($842,810). Our operations and acquisitions have been funded primarily by the sale of common stock with gross proceeds of approximately $9,192,500 from October 17, 2001 through September 30, 2003 in private equity financing from certain accredited investors. These funds have been used for working capital and general corporate purposes and acquisition and licensing costs in furtherance of our business plan. Subsequent to the 2004 fiscal quarter end and through November 14, 2003, we have raised an additional $947,500 in equity funds, of which $300,000 is designated to fund the initial cash payment in the Sophia acquisition, if consummated, or otherwise for working capital and general corporate purposes. There are no current arrangements with purchasers for any of our securities.

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

We currently plan to seek additional equity financing during fiscal 2004 on a private placement basis of up to approximately $7,000,000 from one or more accredited investors. To the extent that we receive at least $5,000,000 of proceeds, of which no assurances are given, these funds together with funds on hand and funds anticipated from operations are anticipated to provide sufficient capital to meet our cash and operational requirements for up to approximately one year from the receipt of such funds. These requirements include the expenditure of $700,000 in cash payments for the possible Sophia acquisition, approximately $200,000 to meet Sophia's FCC construction deadlines and approximately $500,000 for public safety software development and development of applications to integrate our software systems with the 220 MHz SMR communications systems. In the event we receive the maximum proceeds which we are currently seeking, we would use such increased resources to expand our sales and marketing efforts. To the extent that we do not raise $5,000,000 of additional capital, our plan to introduce an integrated emergency management software/sensor communication/220MHz radio communication systems solution will be delayed or curtailed .

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

We do not anticipate any material capital expenditures for our existing operations. However, if we complete the Sophia acquisition, we may need to purchase equipment to meet FCC construction deadlines for Sophia's FCC licenses. At present, we believe that converting our existing installed communications equipment to the Sophia spectrum and using equipment in our and Sophia's inventory, our capital expenditures and installation costs to meet construction deadlines will be approximately $200,000. Our immediate capital expenditure requirements, which are anticipated to be less than $200,000, consist primarily of computer equipment and office furniture for software development activities and to support additional administrative and sales personnel. However, we will require up to $100,000 of capital expenditures to develop our Integration Model, including additional costs to create an integrated emergency management software, sensor and communications network. However, our share of such costs is not determinable at this time as vendors and government users may contribute amounts to offset some of our costs. We may absorb certain of the costs of the Beta version of the Integration Model that in future installations would be charged to customers.

We do not currently anticipate purchasing, leasing or selling any plant or significant equipment during approximately the next twelve (12) months except to the extent that we may engage in acquiring additional 220 MHz SMR assets and equipment, including the possible Sophia acquisition. To the extent that we engage in such acquisitions, we plan to utilize shares of the Company's common stock for such purposes, and may assume certain obligations and debt in such transactions. Such common stock issuances, as well as any common stock issuances for cash, to the extent effected, will have the effect of creating further shareholder dilution. The Company plans to request shareholders to approve a stock option plan in December, 2003 year end for 2,000,000 shares of common stock. Any issuances of common stock under such plan will cause dilution to existing shareholders.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no derivative investments, and do not borrow funds. We are not exposed to market risk from changes in interest rates. The price per share of our common stock offered in our equity private placement has been determined by the Company, and the future price of shares could be affected by market forces including demand or lack of demand for our shares in any private placement.

SEGMENT REPORTING DISCLOSURES

Our reportable business segments are strategic business units that offer distinctive products that are marketed through different channels. Our two reportable segments are land mobile radio sales and public safety software and consulting. Our accounting policies for segments are the same as those described in the summary of significant accounting policies below. Management evaluates segment performance based on segment profit and loss.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Note 3 of the Notes to the Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of our Financial Statements. We consider the following accounting policies and methods to be the most important to our financial position and results of operations, either because of the significance of the financial statement item or because they require the exercise of significant judgment or the use of estimates. In addition, Financial Reporting Release No. 61 was recently released by the SEC requiring all companies to include a discussion to address, among other things, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments.

Accounts Receivable
-------------------

We provide an allowance for doubtful accounts equal to the estimated uncollectible amounts. Our estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that our estimate of the allowance for doubtful accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts of $75,000 and $0 at September 30, 2003 and 2002, respectively.

Property and Equipment
----------------------

Property and equipment, consisting of computer equipment and office equipment, is recorded at acquisition cost and depreciated using the straight-line method over the estimated useful lives of the assets, which is presently five years for office and computer equipment and ten years for communications equipment.

Intangible Assets
-----------------

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

Revenue Recognition
-------------------

Revenue generated from radio sales is generally recognized at the time the goods are shipped. Revenue from software sales and related consulting services is generally recognized at the time the product and/or service has been delivered and/or accepted by the customer. In April 2003, we adopted a new licensing agreement that requires customers to renew the license annually to continue using the license. Sales and customer support revenues generated under the revised license agreement will be amortized ratably over the term of the license. At September 30, 2003, we had deferred revenue of $154,622 related to license sales.

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

Recent Accounting Pronouncements
--------------------------------

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not believe that the adoption of this standard will have a material impact on its financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting of derivative instruments and hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 amends SFAS No. 133 for decisions made:
(i) as part of the Derivatives Implementation Group process that require amendment to SFAS No. 133; (ii) in connection with other FASB projects dealing with financial instruments; and (iii) in connection with the implementation issues raised related to the application of the definition of a derivative. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for designated hedging relationships after June 30, 2003. The Company does not believe that the adoption of this standard will have a material impact on its financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and further requires that an issuer classify as a liability (or an asset in some circumstances) financial instruments that fall within its scope because that financial instrument embodies an obligation of the issuer. Many of such instruments were previously classified as equity. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not believe that the adoption of this standard will have a material impact on its financial position or results of operations.

ITEM 3.  CONTROLS AND PROCEDURES.

The Company's principal executive and financial officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this Report. Based on the evaluation, such person concluded that the Company's disclosure controls and procedures as of the end of the period covered by this Report, have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There have been no changes in our internal control over financial reporting that occurred during the quarter ending September 30, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

                            PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not a party to and none of our property is subject to any pending or threatened legal, governmental, administrative or judicial proceedings. There has never been a bankruptcy or receivership proceeding.

ITEM 2. CHANGES IN SECURITIES

For the period July 1, 2003 through September 30, 2003, we sold securities pursuant to Section 4(2) under the Securities Act of 1933, as amended (the "Securities Act"), based upon the limited number of offerees, their relationship to the Company, the number of shares offered, the size of the offering, and the manner of such offering: During the first fiscal quarter ending September 30, 2003, we issued units at a price of $7,500 per unit for an aggregate of $830,000 to accredited investors pursuant to Rule 506 under the Securities Act; each Unit is comprised of 3,000 shares of restricted common stock and a warrant to purchase 1,500 shares of restricted common stock at an exercise price of $3.00 per share for a period of 3 years from the date of issuance, subject to customary adjustments. Additional warrants are issued to investors in the offering when their cumulative investment in the offering exceeds certain breakpoints. Each of the certificates representing shares of common stock and warrants bear a restrictive legend restricting transferability under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

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

10.7 Agreement by and between Bizcom and Edward W. Lent III dated as of October 14, 2002 (incorporated by reference to Exhibit 10.7 to Form 10-KSB filed on October 15, 2002)

10.8 Asset Purchase Agreement by and among Bizcom, Bizcom Southern Holdings, Inc. and certain equipment owners dated as of February 7, 2003 (incorporated by reference to Exhibit 10.8 to Form 8-k filed on February 13, 2003)

10.9 Asset Purchase Agreement by and between Bizcom and certain equipment/license owners dated June 30, 2003 (incorporated by reference to Exhibit 10.9 to Form 8-K filed on July 15, 2003)

10.10 Asset Purchase Agreement by and between Bizcom and certain equipment/license owners dated June 30, 2003 (incorporated by reference to Exhibit 10.10 to Form 8-K filed on July 15, 2003)

31.0 Certification - filed herewith

32.0  Section 1350 Certification - filed herewith

(b) Reports on Form 8-K: none filed.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 19, 2003         Bizcom U.S.A., Inc.
                               (Registrant)

                                By: /s/ Hanan Klein

                                ----------------------------------------------
                                Hanan Klein, Chief Executive Officer/Principal Executive and Financial Officer