Form 10QSB
period 2003-12-31
BIZCOM USA INC
filed 2004-12-10
CIK 1023997

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended December 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                For the transition period from ______ to _______

                         Commission file number 0-49812

                               BIZCOM U.S.A., INC.
                               -------------------
        (Exact name of small business issuer as specified in its charter)

                FLORIDA                                      65-0681772
                -------                                      ----------
   (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                       Identification No.)

                  5440 NW 33RD AVENUE, SUITE 106, FLORIDA 33309
                    (Address of principal executive offices)

                                 (954) 714-0028
                                 --------------
                            Issuer's telephone number

                    -----------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ( ) No (X)

As of November 30, 2004, there were 24,682,674 shares of the Registrant's common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes (  )  No (X)

                               BIZCOM U.S.A., INC.
                                      INDEX

                          PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheet at December 31, 2003 and June 30, 2003 .........    3

Consolidated Statements of Operations for the three months and
  six months ended December 31, 2003 and 2002 .............................    4

Consolidated Statements of Stockholders' Equity for the
  six months ended December 31, 2003 ......................................    5

Consolidated Statements of Cash Flows for the six months
  ended December 31, 2003 and 2002 ........................................    6

Notes to Consolidated Financial Statements ................................ 7-17

Item 2. Management's Discussion and Analysis of
  Financial Condition and Results of Operations ...........................18-28

Item 3. Controls and Procedures ...........................................   28


                            PART II OTHER INFORMATION
Item 1. Legal Proceedings .................................................   29

Item 2. Unregistered Sales of Equity Securities and
  Use of Proceeds .........................................................   29

Item 3. Defaults Upon Senior Securities ...................................   29

Item 4. Submission of Matters to a Vote of Security Holders ...............29-30

Item 5. Other Information .................................................   30

Item 6. Exhibits and Reports on Form 8-K ..................................30-31

                          PART I FINANCIAL INFORMATION

Item 1. Financial Statements

BIZCOM U.S.A., INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS AT
DECEMBER 31, 2003 AND JUNE 30, 2003


                                                                        December 31,       June 30,
                                                                            2003            2003
                                                                        ------------    ------------
                                                                        (Unaudited)
                                     ASSETS

Current assets:
  Cash                                                                  $     53,495    $    264,428
  Accounts receivable, net                                                   202,619         218,656
  Inventory                                                                  258,242         137,402
  Prepaid expenses and other current assets                                   76,834              13
                                                                        ------------    ------------
      Total current assets                                                   591,190         620,499
                                                                        ------------    ------------

Property and equipment, net                                                5,346,520       5,072,709
                                                                        ------------    ------------

Other assets:
  Deposits                                                                     8,445           1,474
  Other receivables                                                          484,597         245,597
  Intangible assets, net                                                  30,247,936      15,288,880
                                                                        ------------    ------------
      Total other assets                                                  30,740,978      15,535,951
                                                                        ------------    ------------
      Total assets                                                      $ 36,678,688    $ 21,229,159
                                                                        ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities                                $    638,911    $    548,897
Note payable                                                                 400,000            --
Deferred revenue                                                             305,761          70,000
                                                                        ------------    ------------
      Total current liabilities                                            1,344,672         618,897
                                                                        ------------    ------------
Long term liabilities:
  Note payable                                                             2,900,000            --
                                                                        ------------    ------------
      Total liabilities                                                    4,244,672         618,897
                                                                        ------------    ------------

Commitments and contingencies                                                   --              --

Stockholders' equity:
  Preferred stock, $0.0001 par value; 20,000,000 shares
    authorized; no shares issued and outstanding at December 31, 2003
    and June 30, 2003, respectively                                             --              --
  Common stock, $0.0001 par value; 200,000,000 shares authorized;
    21,095,674 and 15,053,750 shares issued and outstanding                    2,109           1,505
    at December  31, 2004 and June 30, 2003, respectively
Additional paid-in capital                                                42,019,905      26,929,320
Accumulated deficit                                                       (9,587,998)     (6,320,563)
                                                                        ------------    ------------
      Total stockholders' equity                                          32,434,016      20,610,262
                                                                        ------------    ------------
      Total liabilities and stockholders' equity                        $ 36,678,688    $ 21,229,159
                                                                        ============    ============

Note: The Balance Sheet at June 30, 2003 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

          See accompanying notes to consolidated financial statements.

BIZCOM U.S.A., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2003 AND 2002


                                                 THREE MONTHS ENDED              SIX MONTHS ENDED
                                                    DECEMBER 31,                   DECEMBER 31,

                                                2003            2002            2003            2002
                                            ------------    ------------    ------------    ------------


Sales                                       $    317,488    $    496,406    $    502,506    $    754,408

Operating expenses:
  Cost of sales                                  204,869         234,985         332,432         321,755
  Amortization of licenses                       575,834          82,011         990,946         163,307
  Depreciation                                   149,049           8,352         285,585          12,863
  General and administrative                   1,105,138         938,387       2,147,959       1,909,571
                                            ------------    ------------    ------------    ------------
       Total operating expenses                2,034,890       1,263,735       3,756,922       2,407,496
                                            ------------    ------------    ------------    ------------

Operating loss                                (1,717,402)       (767,329)     (3,254,416)     (1,653,088)
                                            ------------    ------------    ------------    ------------


Interest expense                                  13,019            --            13,019            --
                                            ------------    ------------    ------------    ------------
Net loss                                    $ (1,730,421)   $   (767,329)   $ (3,267,435)   $ (1,653,088)
                                            ============    ============    ============    ============

Net loss per common share,
 basic and diluted                          $      (0.10)   $      (0.12)   $      (0.20)   $      (0.26)
                                            ============    ============    ============    ============

Weighted-average number of
 common shares, basic and diluted             17,731,615       6,528,717      16,487,856       6,325,565
                                            ============    ============    ============    ============

          See accompanying notes to consolidated financial statements.

BIZCOM U.S.A., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED) FOR THE SIX MONTHS ENDED DECEMBER 31, 2003


                                   Preferred Stock               Common Stock            Additional
                             --------------------------   --------------------------     Paid-In      Accumulated
                                Shares        Amount         Shares        Amount        Capital        Deficit          Total
                             ------------  ------------   ------------  ------------   ------------   ------------    ------------

Balance, July 1, 2003                --            --       15,053,750  $      1,505   $ 26,929,320   $ (6,320,563)   $ 20,610,262
Issuance of common stock
  for cash                           --            --          981,924            98      2,441,091           --         2,441,189
Issuance of common stock
  for acquisitions                   --            --        5,060,000           506     12,649,494           --        12,650,000
Net loss for the six months
    ended December 31, 2003          --            --             --            --             --       (3,267,435)     (3,267,435)
                             ------------  ------------   ------------  ------------   ------------   ------------    ------------
Balance, December 31, 2003           --            --       21,095,674  $      2,109   $ 42,019,905   $ (9,587,998)   $ 32,434,016
                             ============  ============   ============  ============   ============   ============    ============





          See accompanying notes to consolidated financial statements.

BIZCOM U.S.A., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED DECEMBER 31, 2003 AND 2002

                                                                        2003            2002
                                                                    ------------    ------------
Cash flows from operating activities:
  Net Loss                                                          $ (3,267,435)   $ (1,653,088)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation and amortization                                    1,276,531         176,170
      Allowance for doubtful accounts                                     76,900            --
      Deferred revenue                                                   (48,089)           --
      (Increase) decrease in:
      Accounts receivable                                                (60,863)       (385,232)
      Inventory                                                           96,522          13,309
      Prepaid expenses and other current assets                          (76,821)       (332,684)

  Increase (decrease) in accounts payable and accrued liabilities        (37,480)        147,481
                                                                    ------------    ------------
Net cash used in operating activities                                 (2,040,735)     (2,034,044)
                                                                    ------------    ------------

Cash flows from investing activities:
  Payment of other liabilities assumed with license and equipment       (239,000)           --
  Cash payment for acquisition                                          (300,000)           --
  Purchase of property and equipment                                     (65,416)         (8,838)
  Purchase of license agreements                                            --          (124,000)
  Increase in other assets                                                (6,971)           --
                                                                    ------------    ------------
Net cash used in operating activities                                   (611,387)       (132,838)
                                                                    ------------    ------------

Cash flows from financing activities:
  Common stock issuance, net of expenses                               2,441,189       2,053,060
                                                                    ------------    ------------
Net cash provided by financing activities                              2,441,189       2,053,060
                                                                    ------------    ------------

Net decrease in cash                                                    (210,933)       (113,822)
Cash, beginning of year                                                  264,428         227,451
                                                                    ------------    ------------
Cash, end of year                                                   $     53,495    $    113,629
                                                                    ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Stock and notes issued in acquisition:
  Issuance of common stock (5,000,000 shares)                       $ 12,500,000    $       --
  Note payable December 31, 2007                                       2,900,000            --
  Note payable January 31, 2004                                          400,000            --
                                                                    ------------    ------------
                                                                    $ 15,800,000    $       --
                                                                    ============    ============
Stock issued in acquisition (60,000 shares):                        $    150,000    $       --
                                                                    ============    ============
Cash paid for interest                                              $       --      $       --
                                                                    ============    ============
Cash paid for income taxes                                          $       --      $       --
                                                                    ============    ============

          See accompanying notes to consolidated financial statements.

BIZCOM U.S.A., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - NATURE OF BUSINESS

Bizcom U.S.A., Inc. was incorporated in the State of Florida on July 1, 1996. The consolidated financial statements include the accounts of Bizcom U.S.A., Inc. and its wholly-owned subsidiaries, Bizcom Southern Holdings, Inc. and SMR Management, Inc. (collectively, the "Company"). All material intercompany transactions have been eliminated. The Company provides emergency management and first responder software, and wireless voice and data communications equipment for public safety, critical infrastructure, homeland security, and industrial / commercial markets.

The Company, when it was originally formed in 1996, planned to manage and acquire certain 220 MHz Specialized Mobile Radio ("SMR") mobile radio systems. However, due to capital constraints, the Company was unable to acquire such systems and ultimately ceased its activities. Through July 2001, the Company had only minimal administrative activities, which primarily were to maintain the legal existence and standing of the Company.

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

During fiscal 2002, the Company entered into software licensing agreements that positioned the Company to compete in the public safety operations and emergency and incident management software market. Also, the Company entered into a patent licensing agreement that provided radio technology necessary to operate the 220 MHz radio spectrum holdings. During fiscal 2003, the Company completed acquisitions of one hundred four 220 MHz SMR Federal Communications Commission ("FCC") licenses and related communications equipment. In November 2003, the Company acquired substantially all of the assets of Sophia Communications, Inc. ("Sophia") and Sophia Licensee, Inc., a wholly-owned subsidiary of Sophia, which included a nationwide ten-channel, two regional and eight economic area 220 SMR FCC licenses and related communications equipment and Sophia's proprietary radio technology. In December 2003, the Company acquired a site specific 220 SMR FCC license and related communications equipment covering the greater New York City metropolitan area. The Company continues to consider and may acquire additional radio technology, software and FCC licenses in the 220 MHz frequency.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and Regulation S-B. Accordingly, they do not include all of the information and footnotes required for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods presented have been included.

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Financial Statements for the year ended June 30, 2003. Operating results for the six months ended December 31, 2003 are not necessarily indicative of the results that may be expected for the year ending June 30, 2004.

It is recommended that the accompanying condensed financial statements be read in conjunction with the financial statements and notes for the year ended June 30, 2003, found in the Company's Form 10-KSB/A.

BIZCOM U.S.A., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 - SUMMARY OF ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Bizcom U.S.A., Inc. and its subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments purchased with an original maturity of three months or less. At December 31, 2003 and December 31, 2002, the Company had no cash equivalents.

Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company's estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts of $115,000 and $0 at December 31, 2003 and December 31, 2002, respectively.

Inventory

Inventory consists primarily of 220 MHz radios, radio components and communications equipment held for resale and are carried at the lower of cost (first-in, first-out method) or market.

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

We periodically review the value of our intangible assets, and do not believe these assets are subject to impairment at this time. However, this may change in the future due to the Company's inability to achieve business plan revenues by reason of possible technology issues and lack of funding to implement planned marketing programs.

BIZCOM U.S.A., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 - SUMMARY OF ACCOUNTING POLICIES, CONTINUED

Revenue Recognition

Revenue generated from radio sales is generally recognized at the time the goods are shipped. Revenue from software sales and related consulting services is generally recognized at the time the product and/or service has been delivered and/or accepted by the customer. In April 2003, the Company adopted a new licensing agreement that requires customers to renew the license annually to continue using the license. Sales and customer support revenues generated under the revised license agreement will be amortized ratably over the term of the license. At December 31, 2003, the Company had deferred revenue of $125,911 related to license sales. Prior to the acquisition, Sophia received advanced payments from customers for land mobile radio equipment and services. At December 31, 2003, the Company had deferred revenue of $179,850 related to such advance payments.

Advertising

Advertising costs are expensed as incurred. Advertising expenditures totaled $0 and $2,868 during the three months ended December 31, 2003 and 2002, respectively.

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

Pro-Forma Stock Option Disclosures

For purposes of pro-forma disclosures, consistent with the method under SFAS 123, the estimated fair values of the options are amortized to expenses over the option's vesting periods, using the straight-line method. Pro forma results for the three months ended December 31, 2003 reflecting application of SFAS 123 are as follows:

BIZCOM U.S.A., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 - SUMMARY OF ACCOUNTING POLICIES, CONTINUED

Net loss
  As reported                                     $  (1,730,421)      $(767,329)
                                                  =============       =========
  Pro forma                                       $  (1,734,029)      $(772,140)
                                                  =============       =========
  Basic and diluted loss per share                $       (0.10)      $   (0.12)
                                                  =============       =========

SFAS No. 123 requires entities that account for awards of stock-based compensation to employees in accordance with APB No. 25 to present pro forma disclosures of results of operations and earnings per share as if compensation cost was measured at the date of grant based on the fair value of the award

Reclassifications

Certain amounts in the fiscal year 2003 financial statements have been reclassified to conform to the 2004 fiscal year presentation.

Freight Costs

Freight costs incurred for delivering goods to customers are included in cost of goods sold and amounted to $10,619 and $17,315 in the six months ended December 31, 2003 and 2002, respectively. The Company generated $4,110 and $2,962 of freight revenues recharged to customers in the six months ended December 31, 2003 and 2002, and this amount is included in sales.

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

NOTE 5 -INTANGIBLE ASSETS

The Company has acquired certain FCC licenses in the 220 MHz SMR spectrum, patent and technology rights related to radios and other equipment required to communicate on the 220 MHz SMR spectrum and software licenses for use in emergency management. Intangible assets related to these acquisitions and licenses are as follows:

BIZCOM U.S.A., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 -INTANGIBLE ASSETS, CONTINUED

                                                      December 31,     June 30,
                                                         2003            2003
                                                      -----------    -----------

220 MHz spectrum use agreement                        $   320,000    $   320,000
220 MHz radio patent and technology agreement             569,000        569,000
Exclusive software license (see note 8)                   439,000        439,000
Purchased radio technology                              8,000,000           --
220 MHz spectrum licenses owned                        22,652,613     14,702,613
Other intangibles                                          10,000         10,000
                                                      -----------    -----------
                                                      $31,990,613    $16,040,613
                                                      ===========    ===========

The Company will amortize these assets over the expected useful lives of the assets, which are five years for the spectrum use agreement, seven years for the radio patent, technology agreement and purchased radio technology, and ten years for the FCC licenses. Amortization of the software license will be the greater of (a) an amount computed based on anticipated future gross revenues, or (b) the estimated remaining useful economic life of ten years. The useful lives were based on each asset's separate initial contractual life. Amortization expense for the quarters ended December 31, 2003 and 2002 was $575,834 and $82,011, and accumulated amortization totaled $1,742,677 and $751,732 at December 31, 2003 and June 30, 2003, respectively.

Estimated amortization of intangible assets over the ensuing five years is as follows:

                  Year Ending June 30,
                  --------------------

                          2004                  $  2,783,780
                          2005                     3,584,971
                          2006                     3,584,971
                          2007                     3,548,304
                          2008                     3,534,304
                                                ------------
                                                $ 17,036,330
                                                ============

We periodically review the value of our intangible assets, and do not believe these assets are subject to impairment at this time. However, this may change in the future due to the Company's inability to achieve business plan revenues by reason of possible technology issues and lack of funding to implement planned marketing programs.

BIZCOM U.S.A., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:

                                                         December 31,   June 30,
                                                             2003         2003
                                                           --------     --------

Accounts payable                                           $475,746     $244,662
Accrued professional fees and other expenses                 86,100      154,947
Accrued payroll, benefits and related taxes                  77,065      149,288
                                                           --------     --------
Total accounts payable and accrued liabilities             $638,911     $548,897
                                                           ========     ========

NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                 December 31,         June 30,
                                                    2003                2003
                                                 -----------        -----------

Communications equipment                         $ 5,426,720        $ 5,122,000
Office and computer equipment                        405,891            151,215
                                                 -----------        -----------
                                                   5,832,611          5,273,215
Less: accumulated depreciation                      (486,091)          (200,506)
                                                 -----------        -----------
  Property and equipment, net                    $ 5,346,520        $ 5,072,709
                                                 ===========        ===========

Depreciation expense was $149,049 and $8,352 for the quarters ended December 31, 2003 and 2002, respectively.

NOTE 8 - RELATED PARTY TRANSACTIONS

At December 31, 2003 and 2002, the Company had a note receivable of $23,000 due from The Public Safety Group, LLC ("PSG"), an entity whose managing member was an officer and director of the Company through October 14, 2002. The Company also had an account receivable of $29,476 and $5,501 due from PSG at December 31, 2003 and 2002, respectively. The amounts in accounts receivable arose from software maintenance services provided by the Company to third parties but billed by PSG during the transition period following the execution of the license agreement with PSG.

During the twelve months ended June 30, 2002, the Company disbursed a total of $469,000 to PSG. Of this amount, $439,000 was paid to acquire a software license, and the remainder was paid for emergency management consulting services, and was expensed in 2002.

NOTE 9 - NOTES PAYABLE AND PLEDGE AGREEMENT

The Company issued two promissory notes to Sophia on the date of the acquisition. Included in current liabilities is a note in the principal amount of $400,000 payable on January 31, 2004 bearing interest of 4% per annum.

BIZCOM U.S.A., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9 - NOTES PAYABLE AND PLEDGE AGREEMENT, CONTINUED

The Company paid $200,000 of the required principal payment on the due date, which due date was later extended and payment made in full. Included in long-term liabilities is a note payable in the amount of $2,900.000 payable on December 31, 2007 that bears interest at the annual rate of 4% payable semi-annually. Under a pledge and security agreement, Sophia has a security interest in the shares of SMR Management, Inc., a wholly owned subsidiary, which holds the FCC licenses acquired in the acquisition.

NOTE 10 - STOCKHOLDERS' EQUITY

Common Stock

All shares of common stock are identical with each other in every respect, and the holders thereof are entitled to one vote for each share of common stock upon all matters upon which the shareholders have the right to vote.

Preferred Stock

The Board of Directors of the Company is authorized, subject to the limitations prescribed by law, to provide for the issuance of shares of preferred stock in series and, by filing articles of amendment pursuant to the applicable law of the State of Florida, to establish from time to time the number of shares of preferred stock to be included in each such series and to determine and fix the designations, powers, preferences and rights of the shares of each such series (including without limitation the voting rights, dividend rights and preferences, liquidation rights, and conversion rights, if any, thereof) and the qualifications, limitations, and restrictions thereon.

Private Placements of Common Stock

During the quarters ended December 31, 2003 and 2002, the Company issued 649,924 and 384,000 shares of restricted common stock and 2,109,500 and 506,000 warrants, respectively, pursuant to a private placement unit offering, as amended ("Unit Offering"), and pursuant to another private placement offering. (See "Warrants to Purchase Common Stock - Summary" below.) The Company received net proceeds of $1,620,547 and $954,858 in the quarters ending December 31, 2003 and 2002, respectively, from these private placements. Expenses associated with the offerings for the years ending December 31, 2003 and 2002 were $4,263 and $5,152, and they have been offset against the proceeds received.

The terms of the Unit Offering are as follows: each unit is priced at $7,500, and is comprised of 3,000 shares of restricted common stock, $0.0001 par value per share, and warrants to purchase 1,500 additional shares of the Company's restricted common stock at an exercise price of $3.00 per share for a period of 3 years from date of issuance, subject to customary adjustments. Additional warrants are issued to investors in the offering when their cumulative investment in the offering exceeds certain breakpoints. The terms of the other private placement offering are as follows: each unit is priced at $25,000 and is comprised of 10,000 shares of restricted common stock, $0.0001 par value per share, and warrants to purchase 40,000 additional shares of the Company's restricted common stock at an exercise price of $3.00 per share for a period of 3 years from date of issuance, subject to customary adjustments. A subscriber must purchase a minimum of four units.

BIZCOM U.S.A., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11 - OPTIONS AND WARRANTS

Stock Options - Employees

During the year ended June 30, 2002, the Company issued warrants to purchase 92,500 shares of our restricted common stock to a former employee, in conjunction with his employment agreement. These warrants have an exercise price of $3.00 per share through April 28, 2012, which was in excess of the Company's $2.50 per share fair value of its common stock at the date of grant, therefore no compensation charge has been recorded pursuant to APB No. 25.

At the annual shareholder meeting held in December 2003, the shareholders approved the 2003 employee stock option plan. The plan authorizes the grant of options by the Company's Board of Directors to purchase up to 2,000,000 shares of common stock, subject to consultation and concurrence as to individual employee grants with an informal shareholder representative who held proxies for 47% percent of the shares eligible to vote at the meeting and 68% of the shares actually voting at the meeting. No options have been granted to date. The employee stock option plan provides that the exercise price per share of common stock shall not be less than the fair market value on the date of grant, or 110% of fair market value for options granted to any person who owns more than ten percent of the voting power of the Company

Pro-Forma Stock Option Disclosures

For purposes of pro-forma disclosures, consistent with the method under SFAS 123, the estimated fair values of the options are amortized to expenses over the option's vesting periods, using the straight-line method. Pro forma results reflecting application of SFAS 123 are as follows:

Net loss
  As reported                                     $  (1,730,421)      $(767,329)
                                                  =============       =========
  Pro forma                                       $  (1,734,029)      $(772,140)
                                                  =============       =========
  Basic and diluted loss per share                $       (0.10)      $   (0.12)
                                                  =============       =========

SFAS No. 123 requires entities that account for awards of stock-based compensation to employees in accordance with APB No. 25 to present pro forma disclosures of results of operations and earnings per share as if compensation cost was measured at the date of grant based on the fair value of the award. No options were granted during the quarter ended December 31, 2003. The computed fair value of the options granted in fiscal 2002 is $0.48 each. The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

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

BIZCOM U.S.A., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11 - OPTIONS AND WARRANTS, CONTINUED

Warrants to Purchase Common Stock - Summary

The Company has issued through December 31, 2003, warrants to purchase a total of 9,005,465 shares of restricted common stock. These immediately exercisable common stock purchase warrants were issued in three separate private placements and as part of the consideration for two acquisitions. The warrants issued in the private placement which commenced October 17, 2001 and ended April 26, 2002 total 3,435,000; all were originally to expire during the Company's fiscal year ending June 30, 2005, and have an exercise price of $1.50 each. In October 2004, the Company extended the exercise period for these warrants for a period of one year from their respective expiration dates. Warrants issued through December 31, 2003 in the private placement Unit Offering and in the other private placement total 4,496,000; 91,500, 1,915,500 and 2,489,000 of the warrants expire during the Company's fiscal years ending June 30, 2005 and 2006 and 2007, respectively and have an exercise price of $3.00 each. The Company issued a warrant to purchase 1,000,000 shares of the Company's common stock to the shareholders of Sophia. The warrant has an exercise price of $3.00 per share, and expires on December 31, 2007. The Company issued a warrant to purchase 74,465 shares of the Company's restricted common stock to a limited liability partnership as partial consideration for the acquisition of a FCC license and related communications equipment. The warrant has an exercise price of $3.00 per share, and expires on December 18, 2006.

Subsequent Issuances of Common Stock

Subsequent to December 31, 2003 and through November 30, 2004, the Company issued 1,485,000 shares of its common stock and warrants to purchase 3,726,000 shares of restricted common stock pursuant to the private placement Unit Offering and in the other private placement for cash totaling $3,345,000. The warrants expire in the fiscal year ending June 30, 2007.

NOTE 12- ACQUISITIONS

On November 25, 2003, the Company acquired substantially all of the assets of Sophia, which included a nationwide ten-channel, two regional and eight economic area 220 MHz Specialized Mobile Radio ("SMR") Federal Communications Commission ("FCC") licenses and related communications equipment, Sophia's proprietary radio technology and other assets including inventory and computer and office equipment for an aggregate purchase price of $16.2 million. The purchase price was paid with five million shares of the Company's restricted common stock valued at $2.50 per share, the assumption of certain obligations totaling $311,000, the issuance of a $2,900,000 promissory note payable on or before December 31, 2007 with simple interest at the rate of 4% per annum payable semiannually, a warrant to purchase one million shares of the Company's restricted common stock at an exercise price subject to certain determinations, but not more than $6.00 per share, exercisable through December 31, 2007, $300,000 in cash and a $400,000 promissory note with simple interest at the rate of 4% per annum payable on or before January 31, 2004. The consideration of common stock and warrant was held in escrow until December 31, 2003, when the FCC formally authorized Sophia to transfer the licenses. The Company took title to all other assets at the closing. The common stock and shares of common stock underlying the warrant are subject to certain "piggyback" registration rights. As of January 31, 2004, the Company and Sophia informally agreed to amend the terms of the $400,000 promissory note to provide for the payment of $200,000 thereof on February 2, 2004, which was paid from working capital. The due date for the remaining balance was later extended and payment made in full.

The promissory notes are secured by a pledge of the common stock of SMR Management, Inc., a wholly owned subsidiary of the Company, which owns the FCC licenses. The Company has exclusive worldwide rights to the radio technology except in Mexico, Latin and South America, where Sophia retains non-exclusive rights to use the radio technology.

BIZCOM U.S.A., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 12- ACQUISITIONS, CONTINUED

The Company recorded the acquisition as follows:
Purchase price:
Issuance of common stock (5,000,000 shares)                          $12,500,000
Note payable December 31, 2007                                         2,900,000
Note payable January 31, 2004                                            400,000
Net cash used from the issuance of common
 stock (120,000 shares)                                                  300,000
Accrued acquisition costs                                                100,000
                                                                     -----------
                                                                     $16,200,000
                                                                     ===========

Value of assets acquired and liabilites assumed:
Fair value of recorded net assets acquired                           $   400,000
Purchased technology                                                   8,000,000
FCC licenses                                                           7,800,000
                                                                     -----------
                                                                     $16,200,000
                                                                     ===========

On December 18, 2003, the Company acquired a site specific 220 MHz SMR FCC license and related communications equipment covering the greater New York City metropolitan area for a purchase price of 60,000 shares of the Company's restricted common stock and a warrant to purchase 74,465 shares of the Company's restricted common stock exercisable at $3.00 per share through December 18, 2006. The Company allocated the $150,000 purchase price to FCC licenses. An additional 44,465 shares of restricted stock were issued to the seller for cash.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Litigation, Claims, and Assessments

In the ordinary course of business, the Company is exposed to various claims, threats, and legal proceedings. In management's opinion, the outcome of existing matters, if any, will not have a material impact upon the Company's financial position and results of operations.

FCC CONSTRUCTION REQUIREMENTS

The FCC has construction requirements that require holders of FCC licenses to be broadcasting to a minimum population by certain dates. The Company applied to the FCC for a construction waiver to extend the time to implement such construction for the nationwide and other licenses acquired in the Sophia acquisition. Such waiver was unnecessary as the Company met the construction requirements by March 21, 2004.

NOTE 14 - SEGMENT INFORMATION

The Company's reportable business segments are strategic business units that offer distinctive products that are marketed through different channels. The two reportable segments of the Company for the quarters ended December 31, 2003 and 2002 are land mobile radio sales and public safety software and consulting. The Company's accounting policies for segments are the same as those described in the summary of significant accounting policies. Management evaluates segment performance based on segment profit and loss. Information for reportable segments is as follows:

BIZCOM U.S.A., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 14 - SEGMENT INFORMATION, CONTINUED

                                           THREE MONTHS ENDED             SIX MONTHS ENDED
                                              DECEMBER 31,                  DECEMBER 31,

                                         2003           2002            2003          2002
                                      -----------    -----------    -----------    -----------

Sales - Land Mobile Radio (LMR)       $   237,118    $   366,809    $   361,682    $   567,413
Sales - Public Safety                      80,370        129,597        140,824        186,995

Cost of Sales - LMR                       198,092        234,985        317,635        321,755
Cost of Sales - Public Safety               6,777           --           14,797           --

Depreciation and amortization - LMR       703,623         71,036      1,235,810        141,357
Amortization - Public Safety               10,975         10,975         21,950         21,950

Segment income (loss) - LMR              (664,597)        60,788     (1,191,763)       104,301
Segment income - Public Safety             62,618        118,622        104,077        165,045

Depreciation - administrative              10,285          8,352         18,771         12,863

Unallocated general and
 administrative expenses                1,105,138        938,387      2,147,959      1,909,571
                                      -----------    -----------    -----------    -----------

Operating loss                        $(1,717,402)   $  (767,329)   $(3,254,416)   $(1,653,088)
                                      ===========    ===========    ===========    ===========

NOTE 15 - GOING CONCERN

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and results of operations for the three and six month periods ended December 31, 2003 and significant factors that could affect our prospective financial condition and results of operations. You should read this discussion in conjunction with our financial statements and notes contained in our annual report on Form 10-KSB/A for the year ended June 30, 2003, as amended. Historical results may not be indicative of future performance.

This Report on Form 10-QSB contains forward-looking statements within the meaning of and which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to be materially different from historical results or from any results expressed or implied by such forward-looking statements. Forward-looking statements generally are accompanied by words such as "anticipates," "belief," "believes," "estimates," "expects," "intends," "plans" and similar statements, and should be considered uncertain and forward-looking. Any forward-looking statements speak only as of the date on which such statement is made, are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements, whether as a result of new information, future events or otherwise. Factors that could cause our results to differ materially from the results discussed in such forward-looking statements include, without limitation: going-concern considerations; uncertain continued ability to meet our development and operational needs in view of our serious working capital shortage; recently adopted cost reduction programs due to our serious working capital shortage which may affect our ability to attain stated objectives; no assurances of and uncertainty of future profitability; our plan to enter new, untested markets; need for replacement manufacturer of certain components of our key data radio product; our dependence on our management and the requirement of additional management in order to execute our operating plan; the uncertainty of the U.S. economic recovery and economic trends; the extended selling process with certain of our customers, and a concentration of risk associated with our emergency management software market as most of our software revenue is from state and local governments; the limited operating history of the 220 MHz Specialized Mobile Radio industry and the uncertainty of future broad based market acceptance of our 220 MHz products and services within such industry; our ability to successfully integrate acquisitions, including our acquisition of certain assets of Sophia Communications, Inc., which has strained our operating earnings and cash flow as revenues have not been generated as quickly or to the extent desired; the impact of competitive services and pricing; the Sarbanes Oxley Act has increased our legal, accounting and administrative costs; and as further set forth in our Form 10-KSB, as amended, for the fiscal year ending June 30, 2003 under the heading "Factors That May Effect Future Operating Results," in our press releases and other reports filed with the Securities and Exchange Commission ("SEC"). Many of such risk factors are beyond our control. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the results anticipated in these forward-looking statements contained in this Report will in fact occur. All forward-looking statements wherever they may appear are expressly qualified in their entirety by the cautionary statements in this section. We undertake no obligation to update any such forward-looking statements.

OVERVIEW

Bizcom U.S.A., Inc. d/b/a CX2 Technologies (the "Company") provides wireless voice and data communications solutions within the 220-222 MHz Specialized Mobile Radio ("SMR") spectrum, and emergency management and first responder software applications for industrial/commercial, critical infrastructure, public safety, and homeland security markets. We own substantial amounts of the 220 MHz SMR spectrum available nationwide, and own patented, proprietary, enabling technology that maximizes operating efficiencies within such spectrum.

We have a serious working capital shortage, and must continue to seek and secure significant capital from outside funding sources as cash flow from operations is insufficient to sustain our operations. No assurances are given that we will be successful in obtaining such needed capital. Our inability to promptly secure needed capital will materially adversely affect the Company and its operations, as we believe our current cash position and anticipated receipt of revenues will enable us to sustain current operations for up to approximately one month.

Given the severe working capital shortage, management has recently administered several cost reduction programs, including payroll expense reductions in the form of layoffs, reductions in work hours and reductions in pay. We have also reduced other general and administrative expenses. Management continues to have discussions with key vendors to renegotiate payment terms.

We entered into an informal agreement with Sophia Communications, Inc. ("Sophia") to extend the payment to Sophia of an interest payment of approximately $60,000 which had been due to be paid on June 30, 2004 pursuant to the terms of a promissory note in the amount of $2,900,000 issued by the Company to Sophia in November, 2003, in connection with an acquisition of certain material assets discussed below. To date, the Company has made payments of $35,000 against the outstanding interest amount. At December 31, 2003 we had negative working capital of $(753,482) that included a $400,000 payment to Sophia due January 31, 2004, which payment due date was later extended and payment made in full. At March 31, 2004, we also had long-term debt of $2,900,000. Since our inception, we have incurred losses of $(9,587,998), and during the three months ended December 31, 2003, we used cash in operating activities of $(2,040,735).

Our objectives over the next twelve months in order of priority are to: (a) develop our telemetry and commercial data transmission markets, both as a technology provider and as a network operator; (b) launch our AVL (automatic vehicle location) product in the Chicago area followed by other select markets;
(c) initiate a direct mail campaign for the purpose of marketing Geocommand, our licensed emergency management software first responder GIS (Geographic Information Systems) product; (d) continue product engineering and development projects currently under way relating to wireless products, including an improvement to the data protocol that increases network capacity, modifying DATALynx(TM) design to replace obsolete components and begin work on next generation products including new handheld voice radio; (e) continue the acquisition of select assets comprising constructed 220 MHz SMR systems to further enhance and consolidate our position as a leading spectrum holder in such frequency band; and (f) continue pursuing strategic alliances with companies whose products and services are supportive of ours.

In view of the current working capital shortage, some or all of these objectives may not be achievable, and the Company may decide to cancel or postpone product launches, forgo advertising campaigns, discontinue product engineering and development, abandon all discussions with third parties to acquire additional spectrum and withdraw from any or all strategic alliances.

We have recently determined not to currently pursue further development of an integrated emergency management software/sensor communications 220 MHz radio communications systems solution due to the anticipated cost and time associated with such project, which funds and time we believe can be better utilized for the objectives described above. We have successfully conducted a demonstration of the technical effectiveness of such system for potential customers using a limited number of sensor devices.

We have determined that our homeland security, emergency management product known as EM2000 needs to be re-engineered on a Microsoft platform to better meet the needs of the Federal Emergency Management Agency (FEMA) and the Department of Homeland Security for a prospective national incident management solution. Accordingly, at the present time, we continue to support our existing EM2000 customers, but are not engaging in any significant marketing efforts toward promoting this product.

CERTAIN ACQUISITIONS

In November 2003, the Company acquired substantially all of the assets of Sophia, which included a nationwide ten-channel, two regional, and eight economic area 220 MHz SMR licenses issued by the FCC. Also included were related communications equipment, Sophia's proprietary-radio technology and other assets including inventory and computer and office equipment for an aggregate purchase price of $16.2 million. The purchase price was paid with five million shares of the Company's restricted common stock valued at $2.50 per share, the assumption of certain obligations totaling $311,000, the issuance of a $2,900,000 promissory note payable on or before December 31, 2007 with simple interest at the rate of 4% per annum payable semiannually, a warrant to purchase one million shares of the Company's restricted common stock at an exercise price subject to certain determinations, but not more than $6.00 per share, exercisable through December 31, 2007, $300,000 in cash and a $400,000 promissory note with simple interest at the rate of 4% per annum payable on or before January 31, 2004, which due date was later extended and payment made in full. The consideration of common stock and warrant was held in escrow until December 31, 2003, when the FCC formally authorized Sophia to transfer the licenses; the Company took title to all other assets at the closing. The common stock and shares of common stock underlying the warrant are subject to certain "piggyback" registration rights.

The promissory notes are secured by a pledge of the common stock of SMR Management, Inc., a wholly owned subsidiary of the Company, which owns the FCC licenses. The Company has exclusive worldwide rights to the radio technology except in Mexico, Latin and South America, where Sophia retains non-exclusive rights to use the radio technology. While the acquisition presents opportunities to increase sales and enter new markets, the Company will have to continue to seek additional capital from outside funding sources to sustain existing and new operations.

This acquisition has significantly improved our capabilities within the 220MHz SMR spectrum due to the spectrum acquired and proprietary radio and enabling technology that enhances data transmission and related operating efficiencies within that frequency band. Our prior technology offered the capability of approximately 300 users per channel as full capacity, assuming an average poling time of once every 5 minutes. 2,000 users per channel utilizing the same application and poling time is possible with the data radio and enabling technology acquired. We currently believe that an engineering project concluded in September 2004 will double the capacity to approximately 4000 users per channel utilizing the same application and that faster polling times will now be possible. The added capacity has enhanced our wireless revenue model as both a network operator, and as a technology provider.

The Company recognized $363,000 of revenues from former customers of Sophia for the fiscal year through June 30, 2004. The majority of these revenues were related to deferred revenue, prepayments from customers, acquired from Sophia, for which the Company subsequently supplied the related products and services. This amount is significantly less than what was originally planned due in part to issues related to the end-to-end solutions for these customers, as well as integration matters relating to compatibility issues. Problems and issues of customers have either been fixed or are being currently addressed. The Company continues to believe that the technology will enhance our wireless revenue model as more users may be added to the system.

On December 5, 2003, the Company entered into an asset purchase agreement with various equipment owners and license owners to acquire various 220 MHz SMR Federal Communications Commission ("FCC") licenses and related communications equipment, as well as certain other assets, for an aggregate purchase price of $8,987,000, to be paid with the issuance of 2,998,000 shares of the Company's restricted common stock valued at $2.50 per share, and promissory notes payable in the amount of $1,492,000.

On May 27, 2004, the Company and certain of such equipment owners and license owners closed upon the acquisition of certain of such assets, including certain of such 220 MHz FCC licenses, related communications equipment, radio inventory, certain office equipment, internally developed software and data based programs relating to industry-wide participant ownership of 220 MHz spectrum utilized for spectrum auction strategy and incumbent co-channel interference analysis, as well as certain other assets, for an aggregate purchase price of $7,495,000, including $2,240,000 of assumed obligations (trade accounts payable, promissory notes and other accrued expenses). The purchase price was paid with 2,102,000 shares of the Company's restricted common stock valued at $2.50 per share. The aggregate consideration for such purchased assets was determined based upon management's analysis of the fair market value of such assets taken as a whole, and its prior, substantial experience in effecting transactions of a similar nature.

The principal officer and unit holder of SMR Advisory Group, L.C. ("SLC"), which served as the representative of the above-described equipment and license owners, and was itself the seller of certain assets, including office equipment and the obligations discussed above, including past due compensation owed by such entity to such person of $175,000, has and may continue to provide informal, part-time, non-compensated consulting services to the Company relating to its business and operations. Such person may provide consulting services directly or indirectly to the Company of a similar nature in the future on a compensated basis as may be mutually determined and agreed upon. SLC itself owns a minority interest in certain entities from which the Company has previously acquired certain 220 MHz FCC licenses and related equipment in consideration for restricted common stock of the Company, including certain of the entities which consummated the transactions described herein.

We plan to utilize the licenses and related communications equipment and other acquired assets to operate 220 MHz SMR communications systems, comprised of such licenses and equipment, and to market such systems to prospective business customers in the geographical areas to which such FCC licenses relate. Most of such licenses relate to geographical areas east of the Mississippi River and within the eastern portion of the United States, with the balance located primarily in certain western states. Prior to their acquisition by the Company, the former owners of the subject licenses held such licenses for planned utilization in connection with the operation of 220 MHz SMR communications systems, but did not operate such systems. We plan to use the other assets acquired for the same purposes as utilized by the entities from whom such assets were acquired (i.e. possible radio inventory sales, office operations). None of the sellers of the subject assets had any meaningful business operations prior to the purchase of such assets by the Company.

We may in our discretion seek to acquire the remaining assets we did not acquire pursuant to the above-described asset purchase agreement, which are primarily several additional 220 MHz SMR licenses and related communications equipment relating to single site locations which are constructed but which have little or no subscribers or business operations, subject to the satisfaction of certain conditions precedent, including but not limited to completion of due diligence by the Company to our satisfaction and ratification by the holders of the majority of the equity ownership of such entities relating to the sale of such assets.

OTHER MATTERS

On June 3, 2004, we entered into a consulting services agreement with Mr. David George whereby Mr. George agreed to serve as a part-time consultant to the Company on an independent contractor basis for various project areas, including product development and engineering, sales and marketing support, administration, spectrum management and network development, and to resign as an officer and employee. Mr. George formerly served as our Chief Operating and Technical Officer. Pursuant to such agreement, the Company and Mr. George agreed that the April 26, 2002 employment agreement by and between the Company and Mr. George was terminated by mutual consent, that Mr. George was vested through May 31, 2004 with warrants to purchase 92,500 shares of our restricted common stock at an exercise price of $3.00 through April 28, 2012, that he forfeited the unvested balance of warrants to purchase 27,500 shares of our restricted common stock at the same exercise price per share and having the same exercise term, and that the Company has no continuing obligations under such prior employment agreement. The consulting agreement provides for Mr. George to consult approximately 20 hours per week commencing June 3, 2004 through April 20, 2005, subject to extension by mutual agreement, and to receive $1,350 per week for such services.

In October 2004, the Company extended the exercise period for certain warrants for a period of one year from their respective expiration dates. These warrants were issued in the private placement which commenced October 17, 2001 and ended April 26, 2002 and total 3,410,000; all warrants were originally due to expire during the Company's fiscal year ending June 30, 2005, and have an exercise price of $1.50 each.

SALES AND MARKETING INITIATIVES

Currently planned sales and marketing initiatives include the following:

         (1) Launch our AVL product in the Chicago area for the purpose of increasing our subscriber base on our existing network. We have prepared marketing materials and have recently retained a project leader on a consulting basis for this purpose. Our Chicago network is comprised of eleven base stations, which provide complete geographic coverage for such area. The network is currently populated primarily with taxi cabs using our CX2 data radios integrated with taxi meters and a credit card swipe for a wireless point of sale application. We plan to add additional taxis to the network, as well as AVL subscribers.

         (2) Build network infrastructure in selected geographic markets for the purpose of replicating the network operator model established in Chicago.

         (3) Launch a direct marketing campaign for GeoCommand, our GIS (Geographic Information Systems) mobile mapping product designed for first responders such as law enforcement, fire rescue, and utility companies. We recently conducted a survey of approximately 9,000 law enforcement, fire rescue agencies, and utilities companies, and received both a response rate and response demonstrating high interest levels for such product.

         (4) Continue to offer "build to suit" networks for enterprises requiring private network voice and/or data communications.

         (5) Engage in discussions with various companies to market jointly additional products that are complementary to our wireless products and our homeland security products. Such companies may include Global Positioning Systems (GPS) providers, Computer Aided Dispatch (CAD) companies, and software application integrators and providers.

All of the above initiatives are dependent upon the continued availability of sufficient working capital to implement and sustain these plans. No assurances can be given that such capital will be available or that these marketing initiatives will be successful in achieving profitability for the Company.

ENGINEERING AND PRODUCT INITIATIVES

Current engineering and product development initiatives include the following:

         (1) Develop a "next generation" over-the-air protocol for our data radio that approximately doubles current data transmission capacities.

         (2) Modify the base station controller board ("RRM") which will allow for improved manufacturing efficiencies.

         (3) Redesign of DATATracker - this is the OEM (Original Equipment Manufacturer) version of our data radio known as DATALynx(TM). This is necessary due to parts obsolescence issues.

         (4) Interface of RRM to ESP1000 (the Company's 20 watt base station) which will allow us to use our large inventory of 20 watt base stations without significantly affecting transmission efficiencies.

         (5) Numerous application software projects for sales, or potential sales, which, upon completion, can be offered as upgrades, or additional products/services/applications in order to improve subscription rates as well as increasing the average revenue per user of existing subscribers.

         (6) Sourcing and qualification of new manufacturing partner for the assembly of circuit boards and RRM boards for our data radio. Our current manufacturing source ceased operations on November 30, 2004. The Company took advantage of a "last production run" by this manufacturer to have sufficient additional inventory of circuit boards and RRM boards assembled. We anticipate finalizing an agreement with another manufacturing partner during December 2004 and do not anticipate any delayed sales given the aforementioned additional inventory assembled

All of the above initiatives are dependent upon the continued availability of sufficient working capital to implement and sustain these plans. No assurances can be given that such capital will be available or that these engineering initiatives will be successfully completed. No assurance can be given that a new contract manufacturer will be obtained or if obtained successfully assemble circuit and RRM boards at the cost and quality levels necessary.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2003 Compared to the Three Months Ended December 31, 2002

Total revenues for the quarter ended December 31, 2003 were $317,488, a decrease of $178,918, or 36% from the December 31, 2002 quarter sales of $496,406. Sales included $104,000 generated from the acquired Sophia operations. Sales of radio products and airtime decreased $129,691, or 35%, from $366,809 in the quarter ended December 31, 2002 to $237,118 in the quarter ended December 31, 2003; the 2002 quarter benefited from a large commercial data communications order. Sales of public safety software and services were $80,370 in the quarter ended December 31, 2003 compared to $129,597 in the prior year quarter, a decrease of $49,227, or 38%. The decrease was due primarily to an overall decline in sales and a change in the terms of the license agreements with customers that require the Company to amortize license fees over the term of the license. In April 2003, we modified our software licenses with new customers that will require us to amortize license fees over the term of the license; at December 31, 2003 we had $125,911 of deferred license revenues compared to $0 in the prior year quarter.

Cost of sales for radio products and airtime in the quarter ended December 31, 2003 decreased $36,893, or 16%, to $198,092 compared to $234,985 in the quarter ended December 31, 2002. Gross margin for radio products excluding airtime for the quarter ended December 31, 2003 were $76,691 a decrease of $55,133, or 58% from the December 31, 2002 quarter due to lower sales and lower margins. Gross margin for radio products excluding airtime as a percent of sales increased to 73% in the quarter ended December 31, 2003 compared to 36% in the 2002 quarter.

Airtime sales were $33,474 in the quarter ended December 31, 2003. Cost of sales for airtime sales, which are primarily tower rents, were $71,139 during the quarter ended December 31, 2003. There were no airtime sales or tower rents in the prior year fiscal quarter. We lease facilities on existing tower sites to avoid the cost of tower and shelter construction. The 220 MHz SMR FCC licenses require us to maintain transmission operations in order to maintain ownership of the licenses. We will continue to pay tower rents as working capital permits to continue transmissions on some sites, even though they may not be generating current income, in order to maintain ownership of these licenses. In addition, as a result of the acquisition of the assets of Sophia, we have deconstructed certain existing sites owned by the Company and moved the equipment to service areas with larger populations than previously served in order to meet certain FCC construction requirements. As a result, we may have licenses revoked by the FCC if we do not resume broadcasting at such sites within a certain time period. We do not currently believe that the revocation, if effected by the FCC, of such licenses would materially adversely affect our operations due to either the minimal population within proximity of such license locations or due to overlapping coverage within certain areas as a result of our acquisition of additional licenses.

Depreciation increased $140,697 to $149,049 in the quarter ended December 31, 2003 from $8,352 in the quarter ended December 31, 2002 year, due to the acquisition of communications equipment related to the 220 MHz SMR FCC licenses which we acquired in February and June of 2003 and equipment we acquired in the Sophia acquisition. Amortization expense increased $493,823 to $575,834 in the quarter ended December 31, 2003 from $82,011 in the quarter ended December 31, 2002 year due primarily to the amortization of 220 MHz SMR FCC licenses which we acquired in February and June of 2003 and in the December 2003 Sophia acquisition. Amortization of licenses acquired to date will increase to $2,783,780, and depreciation of assets acquired to date will increase to $627,147 in fiscal 2004.

Administration expense increased $166,751, or 18%, to $1,105,138 in the quarter ended December 31, 2003 compared to $938,387 in the quarter ended December 31, 2002 due to higher wages and benefits in sales and administration from former Sophia employees hired and increased bad debt expense and increased administrative costs from the acquired Sophia operations. Administration expense for the quarter ended December 31, 2003 included $198,624 of administration costs from the operations acquired from Sophia. Professional fees decreased $46,027 to $81,924 in fiscal 2003 compared to $127,951 in the quarter ended December 31, 2002. Bad debt expense was $40,000 in the quarter ended December 31, 2003; there was no bad debt expense in the quarter ended December 31, 2002.

We believe that we will have to increase the number of our personnel over the next approximately 12-18 months as our business may expand due to the acquisition of the Sophia operations and the need to increase our sales and marketing efforts.

Six Months Ended December 31, 2003 Compared to the Six Months Ended December 31, 2002

Total revenues for the six months ended December 31, 2003 were $502,506, a decrease of $251,902 or 33% from the December 31, 2002 six months sales of $754,408. Sales included $104,000 generated from the acquired Sophia operations. Sales of radio products and airtime decreased $205,731, or 36%, from $567,413 in the six months ended December 31, 2002 to $361,682 in the six months ended December 31, 2003, primarily due to lower commercial repeater and radio sales; the 2002 quarter benefited from a large commercial data communications order. Sales of public safety software and services were $140,824 in the six months ended December 31, 2003 compared to $186,995 in the prior year period. The decrease was due primarily to an overall decline in sales and a change in accounting policy to amortize license fees over the term of the license. Also, we limited our marketing efforts for the EM2000 software during the first quarter of fiscal 2004 while making program software changes.

Cost of sales for radio products and airtime in the six months ended December 31, 2003 decreased $4,120, or 1%, to $317,635 compared to $321,755 in the six months ended December 31, 2002. Gross margin for radio products excluding airtime for the six months ended December 31, 2003 were $124,777, a decrease of $120,888, or 51% from the six months ended December 31, 2002 due to lower sales and lower margins. Gross margin for radio products excluding airtime as a percent of sales increased to 74% in the six months ended December 31, 2003 compared to 43% in the six months ended December 31, 2002. Airtime sales were $71,150 in the six months ended December 31, 2003. Cost of sales for airtime sales, which are primarily tower rents, were $151,873 during the six months ended December 31, 2003; there were no tower rents in the prior year period.

Depreciation increased $272,722 to $285,585 in the six months ended December 31, 2003 from $12,863 in the six months ended December 31, 2002, due to the acquisition of communications equipment related to the 220 MHz SMR FCC licenses which we acquired in February and June of 2003 and equipment we acquired in the Sophia acquisition. Amortization expense increased $827,638 to $990,946 in the six months ended December 31, 2003 from $163,307 in the six months ended December 31, 2002 year due primarily to the amortization of 220 MHz SMR FCC licenses which we acquired in February and June of 2003 and in the December 2003 Sophia acquisition.

Administration expense increased $238,388, or 1%, to $2,147,959 in the six months ended December 31, 2003 compared to $1,909,571 in the six months ended December 31, 2002 due to higher wages and benefits, professional fees and consulting fees offset by higher bad debt expense and investor relations expense. Administration expense for the six months ended December 31, 2003 included $198,624 of administration costs from the operations acquired from Sophia; the Sophia administrative costs included $158,614 of wages and benefits. Sales and administrative wages and benefits excluding the Sophia operations decreased $197,064 in the six months ended December 31, 2003 to $878,354 from $1,075,424 in the six months ended December 31, 2002. Professional fees decreased $48,416 to $141,252 in fiscal 2003 compared to $189,668 in the six months ended December 31, 2002. Consulting fees decreased $123,987 to $70,400 in fiscal 2003 compared to $194,387 in the six months ended December 31, 2002; certain administrative and business development functions were performed by outside consultants during early fiscal 2003, and were replaced by full time employees during the third and fourth quarters of fiscal 2003. Bad debt expense was $76,900 in the six months ended December 31, 2003; there was no bad debt expense in the six months ended December 31, 2002. Investor relations expense was $82,500 in the six months ended December 31, 2003 compared to $21,000 in the six months ended December 31, 2002. Investor relations expense increased due to preparation for our first annual meeting, investor conference calls, and collateral materials.

The Company's reportable business segments are strategic business units that offer distinctive products that are marketed through different channels. The two reportable segments of the Company for the quarters ended December 31, 2003 and 2002 are land mobile radio sales and public safety software and consulting. The Company's accounting policies for segments are the same as those described in the summary of significant accounting policies. Management evaluates segment performance based on segment profit and loss. Information for reportable segments is as follows:


                                           THREE MONTHS ENDED             SIX MONTHS ENDED
                                              DECEMBER 31,                  DECEMBER 31,

                                         2003           2002            2003          2002
                                      -----------    -----------    -----------    -----------

Sales - Land Mobile Radio (LMR)       $   237,118    $   366,809    $   361,682    $   567,413
Sales - Public Safety                      80,370        129,597        140,824        186,995

Cost of Sales - LMR                       198,092        234,985        317,635        321,755
Cost of Sales - Public Safety               6,777           --           14,797           --

Depreciation and amortization - LMR       703,623         71,036      1,235,810        141,357
Amortization - Public Safety               10,975         10,975         21,950         21,950

Segment income (loss) - LMR              (664,597)        60,788     (1,191,763)       104,301
Segment income - Public Safety             62,618        118,622        104,077        165,045

Depreciation - administrative              10,285          8,352         18,771         12,863

Unallocated general and
 administrative expenses                1,105,138        938,387      2,147,959      1,909,571
                                      -----------    -----------    -----------    -----------

Operating loss                        $(1,717,402)   $  (767,329)   $(3,254,416)   $(1,653,088)
                                      ===========    ===========    ===========    ===========

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

The Company has a serious working capital shortage, and must continue to raise significant capital from outside funding sources to execute its operating plans and sustain operations. At December 31, 2003, we had negative working capital of $(753,482) and long-term debt of $2,900,000. Since our inception, we have incurred losses of $(9,587,998) and during the last six months, we used cash in operating activities of ($2,040,735).

At December 31, 2003, we had stockholders' equity of $32,434,016, tangible net worth of $2,186,080, negative working capital of ($753,482), and long term debt of $2,900,000. Since our inception, we have incurred losses of $(9,587,998) and during the last six months, we used cash in operating activities of ($2,040,735) and cash in investing activities of ($611,387). Our operations and acquisitions have been funded primarily by the sale of common stock with gross proceeds of approximately $10,806,900 from October 17, 2001 through December 31, 2003 in private equity financing from certain accredited investors. These funds have been used for working capital and general corporate purposes and acquisition and licensing costs in furtherance of our business plan. Subsequent to the 2004 fiscal quarter end and through November 30, 2004, we have raised an additional $3,712,500 in equity funds. There are no current arrangements with purchasers for any of our securities.

We currently plan to seek additional equity financing during approximately the next 12 months on a private placement basis of up to $15,000,000 from one or more potential financing sources. We have no current agreements, arrangements or understandings with any third party for such funding, and no assurances can be given that we will secure such funding. If we were to receive such funds, we currently plan to utilize such funds for implementing the sales and marketing and engineering initiatives enumerated above. Other planned sales and marketing programs will be supported by such funding. Such efforts may include, but not be limited to, networks in markets other than those previously discussed above as well as pursuing possible opportunities on a value proposition basis. Engineering projects in addition to those enumerated above may also be initiated with such funding, if obtained, including, but not limited to developing a reduced cost, second generation DATALynx(TM) / DATATracker, a new voice portable radio, and an integrated platform for our voice/data radios. Additional software application development relating to certain of our products and services may also be undertaken if such funding is received.

To the extent that we receive at least $6,000,000 of proceeds, of which no assurances are given, these funds together with funds on hand and funds anticipated from operations are currently anticipated to provide sufficient capital to meet our cash and operational requirements for up to approximately one year from the receipt of such funds. Engineering projects are planned to continue as enumerated previously. Sales and marketing initiatives would be negatively impacted, however, as our plans to replicate the Chicago network in other markets, and roll out AVL and Point of Sale (POS) applications to achieve subscription levels on those networks would be severely curtailed.

If we received less than $4,000,000 in additional capital, we would have to significantly limit our operational and marketing plans. To the extent that we raise less capital, we nevertheless intend to proceed with selected engineering and product development initiatives including, the development of the "next" generation over-the-air protocol, modification of the base station controller board for improved manufacturing efficiencies, redesign of the data radio due to parts obsolescence, and the sourcing of a new contract manufacturing partner for our data radio products. Current sales and marketing expenditures would be reduced. Additionally, the AVL product would be launched in the Chicago area on a smaller scale. Operationally, the Company would not be able to build network infrastructure in other markets as planned. General and administrative costs would be reduced, by curtailing administrative staffing levels and support costs.

In the event we were to receive little or no additional proceeds, such event will significantly restrict and possibly cause us to cease our operations which would have a substantial adverse effect on the Company and shareholders. There is no assurance that the Company will be able to obtain additional capital as required or otherwise desired, or otherwise obtain additional capital on terms acceptable to the Company.

We do not currently anticipate any material capital expenditures for our existing operations. We do not currently anticipate purchasing, leasing or selling any plant or significant equipment during approximately the next twelve
(12) months except to the extent that we engage in acquiring additional 220 MHz SMR assets and equipment. To the extent that we engage in such acquisitions, we plan to utilize shares of the Company's common stock for such purposes, and may assume certain obligations and debt in such transactions. Such common stock issuances, as well as any common stock issuances, for cash to the extent effected, will have the effect of creating further shareholder dilution.

At the annual shareholder meeting held by the Board of Directors in December 2003, the shareholders approved the 2003 employee stock option plan. The plan authorizes the grant of options by the Company's Board of Directors to purchase up to 2,000,000 shares of common stock, subject to consultation and concurrence as to individual employee grants with an informal shareholder representative who held proxies for 47% percent of the shares eligible to vote at the meeting and 68% of the shares actually voting at the meeting. No options have been granted to date. Any issuances of common stock under such plan will cause dilution to existing shareholders.

We do not believe that inflation has had a material effect on our results of operations. However, there can be no assurances that our business will not be affected by inflation in the future. We do not generally believe that our business is seasonal; however, we are aware of the fact that federal government agencies which may be interested in our emergency management software products and services generally expend budgeted funds allocated to them by December 31 of each calendar year and that state agencies (and local municipalities, including counties, cities and towns, all of which generally follow the expenditure period of the state in which they are located) generally expend budgeted funds allocated to them by either June 30 or December 31 of each calendar year, depending upon the particular state. As such, we may find in some instances that sales of our emergency software products and services may be greater in or around such time periods.

We have no off balance sheet arrangements.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no derivative investments, and do not borrow funds. We are not exposed to market risk from changes in interest rates. The price per share of common stock, offered in our equity private placements, has been determined by the Company and the future price of shares could be affected by market forces including demand or lack of demand for our shares in any private placement.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Note 3 of the Notes to the Financial Statements include a summary of the significant accounting policies and methods used in the preparation of our Financial Statements. We consider the following accounting policies and methods to be the most important to our financial position and results of operations, either because of the significance of the financial statement item or because they require the exercise of significant judgment or the use of estimates. In addition, Financial Reporting Release No. 61 requires all companies to include a discussion to address, among other things, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments.

Accounts Receivable

We provide an allowance for doubtful accounts equal to the estimated uncollectible amounts. Our estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that our estimate of the allowance for doubtful accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts of $115,000 and $0 at December 31, 2003 and June 30, 2003, respectively.

Property and Equipment

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

We periodically review the value of our intangible assets, and do not believe these assets are subject to impairment at this time. However, this may change in the future due to the Company's inability to achieve business plan revenues by reason of possible technology issues and lack of funding to implement planned marketing programs.

Revenue Recognition

Revenue generated from radio sales is generally recognized at the time the goods are shipped. Revenue from software sales and related consulting services is generally recognized at the time the product and/or service has been delivered and/or accepted by the customer. In April 2003, the Company adopted a new licensing agreement that requires customers to renew the license annually to continue using the license. Sales and customer support revenues generated under the revised license agreement will be amortized ratably over the term of the license. At December 31, 2003, the Company had deferred revenue of $125,911 related to license sales. Prior to the acquisition, Sophia received advanced payments from customers for land mobile radio equipment and services. At December 31, 2003, the Company had deferred revenue of $179,850 related to such advance payments.

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

Reclassifications

Certain amounts in the fiscal year 2003 financial statements have been reclassified to conform to the 2004 fiscal year presentation.

Recent Accounting Pronouncements

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

ITEM 3.  CONTROLS AND PROCEDURES

The Company's principal executive and financial officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this Report. Based on the evaluation, such person concluded that the Company's disclosure controls and procedures as of the end of the period covered by this Report, have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Due to our serious working capital shortage, we did not have funds available until recently to have the quarterly review relating to this report performed by our outside auditors. There have been no changes in our internal control over financial reporting that occurred during the quarter ending December 31, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

                            PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not a party to and none of our property is subject to any pending or threatened legal, governmental, administrative or judicial proceedings, except as described below. There has never been a bankruptcy or receivership proceeding

The Company recently received correspondence from counsel for a third party vendor alleging the Company's wrongful retention, conversion and misappropriation of certain equipment and demanding its return. Such correspondence alleges that the equipment had a value of $325,000 and threatens the institution of legal action if the equipment is not promptly returned. The Company disputes this claim and plans to vigorously defend any litigation which may be brought, including the assertion of certain counterclaims.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For the period September 1, 2003 through December 31, 2003, we sold securities pursuant to Section 4(2) under the Securities Act of 1933, as amended (the "Securities Act"), based upon the limited number of offerees, their relationship to the Company, the number of shares offered, the size of the offering, and the manner of such offering: During the second fiscal quarter ending December 31, 2003, we issued units for an aggregate of $1,507,500 to accredited investors pursuant to Rule 506 under the Securities Act. The Company issued units at a price of $7,500 per unit for an aggregate of $390,000 pursuant to a unit offering, as amended; each unit is comprised of 3,000 shares of restricted common stock and a warrant to purchase 1,500 shares of restricted common stock at an exercise price of $3.00 per share for a period of 3 years from the date of issuance, subject to customary adjustments. Additional warrants are issued to investors in the offering when their cumulative investment in the offering exceeds certain breakpoints. The Company issued units at a price of $25,000 per unit for an aggregate of $1,117,500 pursuant to a private placement offering to accredited investors; each unit is comprised of 10,000 shares of restricted common stock, $0.0001 par value per share, and 40,000 warrants to purchase additional shares of the Company's restricted common stock at an exercise price of $3.00 per share for a period of 3 years from date of issuance, subject to customary adjustments. A subscriber must purchase a minimum of four units. Each of the certificates representing shares of common stock and warrants bear a restrictive legend restricting transferability under the Securities Act.

On November 25, 2003, the Company acquired substantially all of the assets of Sophia, which included a nationwide ten-channel, two regional and eight economic area 220 MHz SMR licenses issued by the FCC and related communications equipment, Sophia's proprietary radio technology and other assets including inventory and computer and office equipment for an aggregate purchase price of $16.2 million. The purchase price was paid with five million shares of the Company's restricted common stock valued at $2.50 per share, the assumption of certain obligations totaling $311,000, the issuance of a $2,900,000 promissory note payable on or before December 31, 2007 with simple interest at the rate of 4% per annum payable semiannually, a warrant to purchase one million shares of Bizcom's restricted common stock at an exercise price subject to certain determinations, but not more than $6.00 per share, exercisable through December 31, 2007, $300,000 in cash and a $400,000 promissory note with simple interest at the rate of 4% per annum payable on or before January 31, 2004. The due date for such promissory note was later extended and payment made in full.

On December 18, 2003, the Company acquired a site specific 220 SMR FCC license and related communications equipment covering the greater New York City metropolitan area for a purchase price of 60,000 shares of the Company's restricted common stock and a warrant to purchase 74,465 shares of the Company's restricted common stock exercisable at $3.00 per share through December 18, 2006. An additional 44,465 shares were issued to the seller for cash.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 6, 2003, the Company held its annual shareholders meeting at which shareholders elected one director, approved the 2003 Stock Option Plan and ratified the appointment of the Company's independent auditing firm for the next fiscal year. The following table shows the results of the votes for these matters:

                                                                             Votes In Favor     Votes Against   Votes Abstaining
                                                                             --------------     -------------   ----------------

Item one: election of Hank Klein as a director of the Company                  10,951,000           10,000           75,000

Item two: to approve the adoption of the 2003 Stock Option Plan                11,026,000           10,000                -

Item three: ratification of the appointment of the Company's
independent auditing firm for the 2004 fiscal year.                            11,026,000           10,000                -

Total votes represented at meeting                                             11,036,000
Number of shares entitled to vote at the meeting                               15,764,750

At the annual shareholders meeting on December 6, 2003, the shareholders approved the 2003 employee stock option plan. The plan authorizes the grant of options by the Company's Board of Directors to purchase up to 2,000,000 shares of common stock, subject to consultation and concurrence as to individual employee grants with an informal shareholder representative who held proxies for 47% percent of the shares eligible to vote at the meeting and 68% of the shares actually voting at the meeting. No options have been granted to date.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No. Description

3.0 Articles of Incorporation of Bizcom U.S.A., Inc. ("Bizcom") (incorporated by reference to Exhibit 3.0 to Amendment No. 2 to Form 10-SB filed on July 23, 2002

3.1 Bylaws (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to Form 10-SB filed on July 23, 2002)

4.0 Form of Common Stock Share Certificate (incorporated by reference to Exhibit
4.0 to Amendment No.2 to Form 10-SB filed on July 23, 2002)

4.1 Form of Warrant (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to Form 10-SB filed on July 23, 2002)

4.2 Form of Promissory Note dated August 1, 2001 (incorporated by reference to
Exhibit 4.2 to Amendment No. 2 to Form 10-SB filed on July 23, 2002)

4.3 $2,900,000 Secured Promissory Note payable to Sophia Communications, Inc. due on or before December 31, 2007 dated as of November 25, 2003 (incorporated by reference to Exhibit 4.3 to Form 8-K filed on December 10, 2003.

4.4 $400,000 Secured Promissory Note payable to Sophia Communications, Inc. due on or before January 31, 2004 dated as of November 25, 2003 (incorporated by reference to Exhibit 4.4 to Form 8-K filed on December 10, 2003)

4.5 Warrant to Purchase 1,000,000 Shares of Common Stock, dated as of November 25, 2003

4.6 Bizcom 2003 Stock Option Plan (incorporated by reference to definitive proxy statement pursuant to Schedule 14A filed on November 19, 2003)

10.0 Exclusive Patent and Related Technology License Agreement by and between Bizcom and Datamarine International, Inc. (incorporated by reference to Exhibit
10.0 to Bizcom's Amendment No. 2 to Form 10-SB filed on July 23, 2002)

10.1 Amendment to Exclusive Patent and Related Technology License Agreement by and between Bizcom and Datamarine International, Inc. (incorporated by reference to Exhibit 10.1 to Amendment No. 2 to Form 10- SB filed on July 23, 2002)

10.2 Consulting Agreement by and between Bizcom and The Public Safety Group LLC (incorporated by reference to Exhibit 10.2 to Bizcom's Amendment No. 2 to Form 10-SB filed on July 23, 2002)

10.3 Exclusive License Agreement by and between Bizcom and The Public Safety Group LLC (incorporated by reference to Exhibit 10.3 to Amendment No.2 to Form 10-SB filed on July 23, 2002)

10.4 Radio Subscriber Service Agreement (incorporated by reference to Exhibit
10.4 to Amendment No. 2 to Form 10-SB filed on July 23, 2002)

10.5 Employment Agreement dated as of April 26, 2002 by and between Bizcom and David L. George (incorporated by reference to Exhibit 10.5 to Form 10-SB filed on May 10, 2002)

10.6 Assignment and Amendment of Lease dated July 17, 2002 (incorporated by reference to Exhibit 10.6 to Form 10-KSB filed on October 15, 2002)

10.7 Agreement by and between Bizcom and Edward W. Lent III dated as of October 14, 2002 (incorporated by reference to Exhibit 10.7 to Form 10-KSB filed on October 15, 2002)

10.8 Asset Purchase Agreement by and among Bizcom, Bizcom Southern Holdings, Inc. and certain equipment owners dated as of February 7, 2003 (incorporated by reference to Exhibit 10.8 to Form 8-K filed on February 13, 2003)

10.9 Asset Purchase Agreement by and between Bizcom and certain equipment/license owners dated June 30, 2003 (incorporated by reference to Exhibit 10.9 to Form 8-K filed on July 15, 2003)

10.10 Asset Purchase Agreement by and between Bizcom and certain equipment/license owners dated June 30, 2003 (incorporated by reference to Exhibit 10.10 to Form 8-K filed on July 15, 2003)

10.11 Asset Purchase Agreement by and among Bizcom, Sophia Communications Inc. and Sophia Licensee, Inc., dated as of November 25, 2003 (incorporated by reference to Exhibit 10.11 to Form 8-K filed on December 10, 2003)

10.12 Registration Rights Agreement between Bizcom and Sophia Communications Inc., dated as of November 25, 2003 (incorporated by reference to Exhibit 10.12 to Form 8-K filed on December 10, 2003)

10.13 Pledge and Security Agreement by and Bizcom, SMR Management, Inc. and Sophia Communications Inc., dated as of November 25, 2003 (incorporated by reference to Exhibit 10.13 to Form 8-K filed on December 10, 2003)

10.14 Technology License Agreement between Bizcom and Sophia Communications Inc., dated as of November 25, 2003 (incorporated by reference to Exhibit 10.14 to Form 8-K filed on December 10, 2003)

10.15 Asset Purchase Agreement by and between Bizcom and certain equipment owners, dated December 5, 2003 (incorporated by reference to Exhibit 10.15 to Form 8-K filed on June 29, 2004)

31.0 Certification - filed herewith

32.0 Section 1350 Certification - filed herewith

Reports on Form 8-K: On November 26, 2003, a current report on Form 8-K was filed with the Commission which attached a press release reporting the acquisition of the assets of Sophia Communications, Inc. On December 10, 2003, a current report on Form 8-K was filed with the Commission reporting the acquisition of the assets of Sophia Communications, Inc. and the results of the Company's annual shareholders' meeting held on December 6, 2003.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 10 , 2004               Bizcom U.S.A., Inc.
                                       (Registrant)

                                       By:  /s/ Hanan Klein
                                       -------------------------------
                                       Hanan Klein
                                       Chief Executive Officer, Principal
                                       Executive and Financial Officer