Form 10QSB
period 2004-03-31
BIZCOM USA INC
filed 2004-12-10
CIK 1023997

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 2004

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

                                 (954) 714-0028
                            Issuer's telephone number

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

                               BIZCOM U.S.A., INC.
                                      INDEX

                          PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheet
  at March 31, 2004 and June 30, 2003........................................3

Consolidated Statements of Operations
  for the three months and nine months ended March 31, 2004 and 2003.........4

Consolidated Statements of Stockholders' Equity
  for the nine months ended March 31, 2004...................................5

Consolidated Statements of Cash Flows
  for the nine months ended March 31, 2004 and 2003..........................6

Notes to Consolidated Financial Statements................................7-16

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations........................................17-27

Item 3. Controls and Procedures.............................................28


                            PART II OTHER INFORMATION

Item 1. Legal Proceedings...................................................29

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.........29

Item 3. Defaults Upon Senior Securities.....................................29

Item 4. Submission of Matters to a Vote of Security Holders.................29

Item 5. Other Information...................................................29

Item 6.Exhibits and Reports on Form 8-K..................................29-31

                          PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements

BIZCOM U.S.A., INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
MARCH 31, 2004 AND JUNE 30, 2003

                                                                           MARCH 31, 2004         JUNE 30, 2003
                                                                           --------------         -------------
                                                                             (UNAUDITED)
                                 ASSETS

Current assets:
  Cash                                                                      $        799           $    264,428
  Accounts receivable, net                                                       250,833                218,656
  Inventory                                                                      161,252                137,402
  Prepaid expenses and other current assets                                       41,643                     13
                                                                            ------------           ------------
    Total current assets                                                         454,527                620,499
                                                                            ------------           ------------

Property and equipment, net                                                    5,176,124              5,072,709
                                                                            ------------           ------------

Other assets:
  Deposits                                                                           821                  1,474
  Other receivables                                                              538,597                245,597
  Intangible assets, net                                                      29,348,360             15,288,880
                                                                            ------------           ------------
    Total other assets                                                        29,887,778             15,535,951
                                                                            ------------           ------------
    Total assets                                                            $ 35,518,429           $ 21,229,159
                                                                            ============           ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities                                  $  1,049,606           $    548,897
  Note payable                                                                   100,000                     --
  Deferred revenue                                                               297,349                 70,000
                                                                            ------------           ------------
    Total current liabilities                                                  1,446,955                618,897
                                                                            ------------           ------------
Long term liabilities:
  Note payable                                                                 2,900,000                     --
                                                                            ------------           ------------
    Total liabilities                                                          4,346,955                618,897
                                                                            ------------           ------------

Commitments and contingencies                                                         --                     --

Stockholders' equity:
  Preferred stock, $0.0001 par value; 20,000,000 shares
    authorized; no shares issued and outstanding at March 31, 2003
    and June 30, 2003, respectively                                                   --                     --
  Common stock, $0.0001 par value; 200,000,000 shares authorized;
    21,499,674 and 15,053,750 shares issued and outstanding                        2,150                  1,505
    at March 31, 2004 and June 30, 2003, respectively
  Additional paid-in capital                                                  43,016,126             26,929,320
  Accumulated deficit                                                        (11,846,802)            (6,320,563)
                                                                            ------------           ------------
    Total stockholders' equity                                                31,171,474             20,610,262
                                                                            ------------           ------------
    Total liabilities and stockholders' equity                              $ 35,518,429           $ 21,229,159
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

BIZCOM U.S.A., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2004 AND 2003

                                            THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                 MARCH 31,                          MARCH 31,
                                           2004              2003             2004             2003
                                       ------------      -----------      ------------      -----------
Sales                                  $    516,388      $   368,865      $  1,018,894      $ 1,123,274

Operating expenses:
  Cost of sales                             278,276          146,125           615,099          487,632
  Amortization of licenses                  899,676          253,356         1,890,521          416,663
  Depreciation                              171,188           90,808           456,773          103,671
  General and administrative              1,394,281        1,022,302         3,537,848        2,913,385
                                       ------------      -----------      ------------      -----------
    Total operating expenses              2,743,421        1,512,591         6,500,241        3,921,351
                                       ------------      -----------      ------------      -----------

Operating loss                           (2,227,033)      (1,143,726)       (5,481,347)      (2,798,077)
                                       ------------      -----------      ------------      -----------

Other income                                     --               --                --              125
Interest expense                             31,873               --            44,892               --
                                       ------------      -----------      ------------      -----------
Net loss                               $ (2,258,906)     $(1,143,726)     $ (5,526,239)     $(2,797,952)
                                       ============      ===========      ============      ===========

Net loss per common share,
 basic and diluted                     $      (0.10)     $     (0.12)     $      (0.30)     $     (0.37)
                                       ============      ===========      ============      ===========

Weighted-average number of
  common shares, basic and diluted       21,298,685        9,860,772        18,099,361        7,486,732
                                       ============      ===========      ============      ===========

          See accompanying notes to consolidated financial statements.

BIZCOM U.S.A., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED) FOR THE NINE MONTHS ENDED MARCH 31, 2004

                             PREFERRED STOCK           COMMON STOCK           ADDITIONAL
                             ----------------      ----------------------       PAID-IN      ACCUMULATED
                             SHARES    AMOUNT        SHARES       AMOUNT        CAPITAL        DEFICIT           TOTAL
                             ------    ------      ----------     -------     -----------    ------------     ------------
Balance, July 1, 2003          --        --        15,053,750     $ 1,505     $26,929,320    $ (6,320,563)    $ 20,610,262
Issuance of common stock
  for cash                     --        --         1,385,924         139       3,437,312              --        3,437,451
Issuance of common stock
  for acquisitions                                  5,060,000         506      12,649,494                       12,650,000
Net loss for the nine months
    ended March 31, 2004       --        --                --          --              --      (5,526,239)      (5,526,239)
                             ------    ------      ----------     -------     -----------    ------------     ------------
Balance, March 31, 2004        --        --        21,499,674     $ 2,150     $43,016,126    $(11,846,802)    $ 31,171,474
                             ======    ======      ==========     =======     ===========    ============     ============

          See accompanying notes to consolidated financial statements.

BIZCOM U.S.A., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED MARCH 31, 2004 AND 2003

                                                                2004             2003
                                                            ------------      -----------
Cash flows from operating activities:
  Net Loss                                                  $ (5,526,239)     $(2,797,952)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
  Depreciation and amortization                                2,347,294          507,571
  Allowance for doubtful accounts                                 76,900               --
  Deferred revenue                                               (56,501)              --
  (Increase) decrease in:
  Accounts receivable                                           (109,077)        (287,357)
  Inventory                                                      193,512           31,676
  Prepaid expenses and other current assets                      (41,630)           7,533
  Increase in accounts payable and accrued liabilities           373,216          778,349
                                                            ------------      -----------
Net cash used in operating activities                         (2,742,525)      (1,760,180)
                                                            ------------      -----------

Cash flows from investing activities:
  Payment of other liabilities assumed
    with license and equipment                                  (293,000)              --
  Cash payment for acquisition                                  (300,000)              --
  Notes payable payments                                        (300,000)              --
  Purchase of property and equipment                             (66,208)          (4,592)
  Purchase of license agreements                                      --          (10,000)
  Decrease in other assets                                           653               --
                                                            ------------      -----------
Net cash used in investing activities                           (958,555)         (14,592)
                                                            ------------      -----------

Cash flows from financing activities:
           Common stock issuance, net of expenses              3,437,451        1,942,365
                                                            ------------      -----------
Net cash provided by financing activities                      3,437,451        1,942,365
                                                            ------------      -----------

Net increase (decrease) in cash                                 (263,629)         167,593
Cash, beginning of year                                          264,428          227,451
                                                            ------------      -----------
Cash, end of year                                           $        799      $   395,044
                                                            ============      ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Stock and notes issued in acquisition:
  Issuance of common stock (5,000,000 shares)               $ 12,500,000      $        --
  Note payable December 31, 2007                               2,900,000               --
  Note payable March 31, 2004                                    100,000               --
                                                            ------------      -----------
                                                            $ 15,500,000      $        --
                                                            ============      ===========
  Stock issued in acquisition (60,000 shares):              $    150,000      $        --
                                                            ============      ===========
  Cash paid for interest                                    $         --      $        --
                                                            ============      ===========
  Cash paid for income taxes                                $         --      $        --
                                                            ============      ===========

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

During fiscal 2002, the Company entered into software licensing agreements that positioned the Company to compete in the public safety operations and emergency and incident management software market. Also, the Company entered into a patent licensing agreement that provided radio technology necessary to operate in the 220 MHz radio spectrum holdings. During fiscal 2003, the Company completed acquisitions of one hundred four 220 MHz SMR Federal Communications Commission ("FCC") licenses and related communications equipment. In November 2003, the Company acquired substantially all of the assets of Sophia Communications, Inc. ("Sophia") and Sophia Licensee, Inc., a wholly-owned subsidiary of Sophia, which included a nationwide ten-channel, two regional and eight economic area 220 SMR FCC licenses and related communications equipment and Sophia's proprietary radio technology. In December 2003, the Company acquired a site specific area 220 SMR FCC license and related communications equipment covering the greater New York City metropolitan area. The Company continues to consider and may acquire additional radio technology, software and FCC licenses in the 220 MHz frequency.

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

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Financial Statements for the year ended June 30, 2003. Operating results for the nine months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending June 30, 2004.

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

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments purchased with an original maturity of three months or less. At March 31, 2004 and March 31, 2003, the Company had no cash equivalents.

Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company's estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts of $115,000 and $56,000 at March 31, 2004 and March 31, 2003, respectively.

Inventory

Inventory consists primarily of 220 MHz radios, radio components and communications equipment held for resale, and is being carried at the lower of cost (first-in, first-out method) or market.

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

BIZCOM U.S.A., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 - SUMMARY OF ACCOUNTING POLICIES, CONTINUED

Revenue Recognition

Revenue generated from radio sales is generally recognized at the time the goods are shipped. Revenue from software sales and related consulting services is generally recognized at the time the product and/or service has been delivered and/or accepted by the customer. In April 2003, the Company adopted a new licensing agreement that requires customers to renew the license annually to continue using the license. Sales and customer support revenues generated under the revised license agreement will be amortized ratably over the term of the license. At March 31, 2004, the Company had deferred revenue of $213,249 related to license and equipment sales. Prior to the acquisition, Sophia received advanced payments from customers for land mobile radio equipment and services. At March 31, 2004, the Company had deferred revenue of $84,100 related to such advance payments.

Advertising

Advertising costs are expensed as incurred. Advertising expenditures totaled $601 and $10,226 during the three months ended March 31, 2004 and 2003, respectively.

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

Pro-Forma Stock Option Disclosures

For purposes of pro-forma disclosures, consistent with the method under SFAS 123, the estimated fair values of the options are amortized to expenses over the option's vesting periods, using the straight-line method. Pro forma results for the nine months ended March 31, 2004 reflecting application of SFAS 123 are as follows:

BIZCOM U.S.A., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 - SUMMARY OF ACCOUNTING POLICIES, CONTINUED

                                                2004           2003
                                            -----------    -----------
         Net loss
           As reported                        $(5,526,239)   $(2,797,952)
                                              ===========    ===========
           Pro forma                          $(5,529,847)   $(2,802,763)
                                              ===========    ===========
           Basic and diluted loss per share   $     (0.26)   $     (0.28)
                                              ===========    ===========

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

Freight Costs

Freight costs incurred for delivering goods to customers are included in cost of goods sold and amounted to $29,474 and $30,190 in the nine months ended March 31, 2004 and 2003, respectively. The Company generated $6,114 and $3,970 of freight revenues recharged to customers in the nine months ended March 31, 2004 and 2003, and this amount is included in sales.

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

BIZCOM U.S.A., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 -INTANGIBLE ASSETS

The Company has acquired certain FCC licenses in the 220 MHz SMR spectrum, patent and technology rights related to radios and other equipment required to communicate on the 220 MHz SMR spectrum and software licenses for use in emergency management. Intangible assets related to these acquisitions and licenses are as follows:

                                                        March 31,     June 30,
                                                          2004          2003
                                                       -----------   -----------
         220 MHz spectrum use agreement                $   320,000   $   320,000
         220 MHz radio patent and technology agreement     569,000       569,000
         Exclusive software license (see note 8)           439,000       439,000
         Purchased radio technology                      8,000,000            --
         220 MHz spectrum licenses owned                22,652,613    14,702,613
         Other intangibles                                  10,000        10,000
                                                       -----------   -----------
                                                       $31,990,613   $16,040,613
                                                       ===========   ===========

The Company will amortize these assets over the expected useful lives of the assets, which are five years for the spectrum use agreement, seven years for the radio patent, technology agreement and purchased radio technology, and ten years for the FCC licenses. Amortization of the software license will be the greater of (a) an amount computed based on anticipated future gross revenues, or (b) the estimated remaining useful economic life of ten years. The useful lives were based on each asset's separate initial contractual life. Amortization expense for the quarters ended March 31, 2004 and 2003 was $899,676 and $253,356, and accumulated amortization totaled $2,642,253 and $751,732 at March 31, 2004 and June 30, 2003, respectively.

Estimated amortization of intangible assets over the ensuing five years is as follows:

         Year Ending June 30,
         --------------------
                 2004                                     $2,783,780
                 2005                                      3,584,971
                 2006                                      3,584,971
                 2007                                      3,548,304
                 2008                                      3,534,304
                                                         -----------
                                                         $17,036,330
                                                         ===========

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

BIZCOM U.S.A., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:

                                                        March 31,     June 30,
                                                          2004          2003
                                                       -----------   ----------
         Accounts payable                               $  851,648     $244,662
         Accrued professional fees and other expenses      109,608      154,947
         Accrued payroll, benefits and related taxes        88,350      149,288
                                                        ----------     --------
         Total accounts payable and
           accrued liabilities                          $1,049,606     $548,897
                                                        ==========     ========

NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                        March 31,     June 30,
                                                          2004          2003
                                                       -----------   ----------
         Communications equipment                       $5,326,720   $5,122,000
         Office and computer equipment                     506,683      151,215
                                                        ----------   ----------
                                                         5,833,403    5,273,215
         Less: accumulated depreciation                   (657,279)    (200,506)
                                                        ----------   ----------
         Property and equipment, net                    $5,176,124   $5,072,709
                                                        ==========   ==========


Depreciation expense was $171,188 and $90,808 for the quarters ended March 31, 2004 and 2003, respectively.

NOTE 8 - RELATED PARTY TRANSACTIONS

At March 31, 2004 and 2003, the Company had a note receivable of $23,000 due from The Public Safety Group, LLC ("PSG"), an entity whose managing member was an officer and director of the Company through October 14, 2002. The Company also had an account receivable of $29,476 and $81,136 due from PSG at March 31, 2004 and 2003, respectively. The amounts in accounts receivable arose from software maintenance services provided by the Company to third parties but billed by PSG during the transition period following the execution of the license agreement with PSG.

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

BIZCOM U.S.A., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9 - NOTES PAYABLE AND PLEDGE AGREEMENT, CONTINUED

The Company paid $300,000 of the required principal payment on the due date, which due date was later extended and payment made in full. Included in long-term liabilities is a note payable in the amount of $2,900,000 payable on December 31, 2007 that bears interest at the annual rate of 4% payable semiannually. Under a pledge and security agreement, Sophia has a security interest in the shares of SMR Management, Inc., a wholly-owned subsidiary, which holds the FCC licenses acquired in the acquisition.

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

Private Placements of Common Stock

During the quarters ended March 31, 2004 and 2003 the Company issued 404,000 and 438,000 shares of restricted common stock and 1,130,000 and 322,500 warrants, respectively, pursuant to a private placement unit offering, as amended ("Unit Offering"), and pursuant to another private placement offering. (See "Warrants to Purchase Common Stock - Summary" below.) The Company received net proceeds of $1,010,000 and $1,095,800 in the quarters ending March 31, 2004 and 2003, respectively, from these private placements. Expenses associated with the offerings for the periods ending March 31, 2004 and 2003 were $13,738 and $4,297, and they have been offset against the proceeds received.

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

For purposes of pro-forma disclosures, consistent with the method under SFAS 123, the estimated fair values of the options are amortized to expenses over the option's vesting periods, using the straight-line method. Pro forma results reflecting application of SFAS 123 are as follows:

                                                 2004            2003
                                              -----------    -----------
         Net loss
           As reported                        $(5,526,239)   $(2,797,952)
                                              ===========    ===========
           Pro forma                          $(5,529,847)   $(2,802,763)
                                              ===========    ===========
           Basic and diluted loss per share   $     (0.26)   $     (0.28)
                                              ===========    ===========

SFAS No. 123 requires entities that account for awards of stock-based compensation to employees in accordance with APB No. 25 to present pro forma disclosures of results of operations and earnings per share as if compensation cost was measured at the date of grant based on the fair value of the award. No options were granted during the quarter ended March 31, 2004. The computed fair value of the options granted in fiscal 2002 is $0.48 each. The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

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

BIZCOM U.S.A., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11 - OPTIONS AND WARRANTS, CONTINUED

Warrants to Purchase Common Stock - Summary

The Company has issued, through March 31, 2004, warrants to purchase a total of 10,135,465 shares of restricted common stock. These immediately exercisable common stock purchase warrants were issued in three separate private placements and as part of the consideration for two acquisitions. The warrants issued in a private placement which commenced October 17, 2001 and ended April 26, 2002 total 3,435,000; all were originally to expire during the Company's fiscal year ending June 30, 2005, and have an exercise price of $1.50 each. In October 2004, the Company extended the exercise period for these warrants for a period of one year from their respective expiration dates. Warrants issued through March 31, 2004 in the private placement Unit Offering and in the other private placement total 5,626,000; 91,500, 1,915,500 and 3,619,000 of the warrants expire during the Company's fiscal years ending June 30, 2005 and 2006 and 2007, respectively and have an exercise price of $3.00 each. The Company issued a warrant to purchase 1,000,000 shares of the Company's common stock to the shareholders of Sophia. The warrant has an exercise price of $3.00 per share, and expires on December 31, 2007. The Company issued a warrant to purchase 74,465 shares of the Company's restricted common stock to a limited liability partnership as partial consideration for the acquisition of a FCC license and related communications equipment. The warrant has an exercise price of $3.00 per share, and expires on December 18, 2006.

Subsequent Issuances of Common Stock

Subsequent to March 31, 2004 and through November 30, 2004, the Company issued 1,081,000 shares of its common stock and warrants to purchase 2,500,000 shares of restricted common stock pursuant to the private placement Unit Offering and in the other private placement for cash totaling $2,335,000. The warrants expire in the fiscal year ending June 30, 2007.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

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

NOTE 13 - SEGMENT INFORMATION

The Company's reportable business segments are strategic business units that offer distinctive products that are marketed through different channels. The two reportable segments of the Company for the quarters ended March 31, 2004 and 2003 are land mobile radio sales and public safety software and consulting. The Company's accounting policies for segments are the same as those described in the summary of significant policies. Management evaluates segment performance based on segment profit and loss. Information for reportable segments is as follows:

BIZCOM U.S.A., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



NOTE 13 - SEGMENT INFORMATION, CONTINUED

                                            THREE MONTHS ENDED               NINE MONTHS ENDED
                                                 MARCH 31,                         MARCH 31,
                                           2004              2003            2004             2003
                                        -----------      -----------      -----------      -----------
Sales - Land Mobile Radio (LMR)         $   435,663      $   261,277      $   797,345      $   828,565
Sales - Public Safety                        80,725          107,588          221,549          294,709

Cost of Sales - LMR                         276,267          146,125          598,293          487,632
Cost of Sales - Public Safety                 2,009               --           16,806

Depreciation and amortization - LMR       1,049,604          324,837        2,296,288          477,169
Amortization - Public Safety                 10,975           10,975           21,950           21,950

Segment income (loss) - LMR                (890,208)        (209,685)      (2,097,236)        (136,236)
Segment income - Public Safety               67,741           96,613          182,793          272,759

Depreciation - administrative                10,285            8,352           29,056           21,215

Unallocated general and
 administrative expenses                  1,394,281        1,022,302        3,537,848        2,913,385
                                        -----------      -----------      -----------      -----------

Operating loss                          $(2,227,033)     $(1,143,726)     $(5,481,347)     $(2,798,077)
                                        ===========      ===========      ===========      ===========

NOTE 14 - GOING CONCERN

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and results of operations for the three and nine month periods ended March 31, 2004 and significant factors that could affect our prospective financial condition and results of operations. You should read this discussion in conjunction with our financial statements and notes contained in our annual report on Form 10-KSB/A for the year ended June 30, 2003, as amended. Historical results may not be indicative of future performance.

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

OVERVIEW

Bizcom U.S.A., Inc. d/b/a CX2 Technologies (the "Company") provides wireless voice and data communications solutions within the 220-222 MHz Specialized Mobile Radio ("SMR") spectrum, and emergency management and first responder software applications for industrial/commercial, critical infrastructure, public safety, and homeland security markets. We own substantial 220 MHz SMR spectrum nationwide, and own patented, proprietary, enabling technology that maximizes operating efficiencies within such spectrum.

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

We entered into an informal agreement with Sophia Communications, Inc. ("Sophia") to extend the payment to Sophia of an interest payment of approximately $60,000 which had been due to be paid on June 30, 2004 pursuant to the terms of a promissory note in the amount of $2,900,000 issued by the Company to Sophia in November, 2003, in connection with an acquisition of certain material assets discussed below. To date, the Company has made payments of $35,000 against the outstanding interest amount. At March 31, 2004 we had negative working capital of $(992,428) that included a $100,000 payment to Sophia due January 31, 2004, which payment due date was later extended and payment made in full after the end of the quarter. At March 31, 2004, we also had long-term debt of $2,900,000. Since our inception, we have incurred losses of $(11,846,802), and during the nine months ended March 31, 2004, we used cash in operating activities of $(2,742,525).

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

CERTAIN ACQUISITIONS

In November 2003 the Company acquired substantially all of the assets of Sophia, which included a nationwide ten-channel, two regional, and eight economic area 220 MHz SMR licenses issued by the FCC. Also included were related communications equipment, Sophia's proprietary radio technology and other assets including inventory and computer and office equipment for an aggregate purchase price of $16.2 million. The purchase price was paid with five million shares of the Company's restricted common stock valued at $2.50 per share, the assumption of certain obligations totaling $311,000, the issuance of a $2,900,000 promissory note payable on or before December 31, 2007 with simple interest at the rate of 4% per annum payable semiannually, a warrant to purchase one million shares of the Company's restricted common stock at an exercise price subject to certain determinations, but not more than $6.00 per share, exercisable through December 31, 2007, $300,000 in cash and a $400,000 promissory note with simple interest at the rate of 4% per annum payable on or before January 31, 2004, which due date was later extended and payment made in full. The consideration of common stock and warrant was held in escrow until December 31, 2003, when the FCC formally authorized Sophia to transfer the licenses; the Company took title to all other assets at the closing. The common stock and shares of common stock underlying the warrant are subject to certain "piggyback" registration rights.

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

This acquisition has significantly improved our capabilities within the 220MHz SMR spectrum due to the spectrum acquired and proprietary radio and enabling technology that enhances data transmission and related operating efficiencies within that frequency band. Our prior technology offered the capability of approximately 300 users per channel as full capacity, assuming an average poling time of once every 5 minutes. 2,000 users per channel utilizing the same application and poling time is possible with the data radio and enabling technology acquired. We currently believe that an engineering project concluded in September 2004, will double the capacity of approximately 4000 users per channel utilizing the same application and that faster polling times will now be possible. The additional capacity has enhanced our wireless revenue model both as a network operator, and as a technology provider.

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

The principal officer and unit holder of SMR Advisory Group, L.C. ("SLC"), which served as the representative of the above-described equipment and license owners, and was itself the seller of certain assets, including office equipment and the obligations discussed above, including past due compensation owed by such entity to such person of $175,000 has and may continue to provide informal, part-time, non-compensated consulting services to the Company relating to its business and operations. Such person may provide consulting services directly or indirectly to the Company of a similar nature in the future on a compensated basis as may be mutually determined and agreed upon. SLC itself owns a minority interest in certain entities from whom the Company has previously acquired certain 220 MHz FCC licenses and related equipment in consideration for restricted common stock of the Company, including certain of the entities which consummated the transactions described herein.

We plan to utilize the licenses and related communications equipment and other acquired assets to operate 220 MHz SMR communications systems, comprised of such licenses and equipment, and to market such systems to prospective business customers in the geographical areas to which such FCC licenses relate. Most of such licenses relate to geographical areas east of the Mississippi River and within the eastern portion of the United States, with the balance located primarily in certain western states. Prior to their acquisition by the Company, the former owners of the subject licenses held such licenses for planned utilization in connection with the operation of 220 MHz SMR communications systems, but did not operate such systems. We plan to use the other assets acquired for the same purposes as utilized by the entities from whom such assets were acquired (ie. possible radio inventory sales, office operations). None of the sellers of the subject assets had any meaningful business operations prior to the purchase of such assets by the Company.

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

SALES AND MARKETING INITIATIVES

Currently planned sales and marketing initiatives include the following:

     (1) Launch our AVL product in the Chicago area for the purpose of increasing our subscriber base on our existing network. We have prepared marketing materials and have recently retained a project leader on a consulting basis for this purpose. Our Chicago network is comprised of eleven base stations that wde complete geographic coverage for such area. The network is currently populated primarily with taxi cabs using our CX2 data radios integrated with taxi meters and a credit card swipe for a wireless point of sale application. We plan to add additional taxis to the network, as well as AVL subscribers.

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

ENGINEERING AND PRODUCT INITIATIVES

Current engineering and product development initiatives include the following:

     (1) Develop a "next-generation over-the-air protocol for our data radio that approximately doubles current data transmission capacities.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2004
Compared to the Three Months Ended March 31, 2003

Total revenues for the quarter ended March 31, 2004 were $516,388, an increase of $147,523, or 40% from the March 31, 2003 quarter sales of $368,865. Sales included $212,000 generated from the acquired Sophia operations. Sales of radio products and airtime increased $174,386, or 54%, from $261,277 in the quarter ended March 31, 2003 to $435,563 in the quarter ended March 31, 2004. Sales of public safety software and services were $80,725 in the quarter ended March 31, 2004 compared to $108,435 in the prior year quarter, a decrease of $27,710, or 26%. The decrease was due primarily to an overall decline in sales and a change in the terms of the license agreements with customers that require the Company to amortize license fees over the term of the license. In April 2003, we modified our software licenses with new customers that will require us to amortize license fees over the term of the license; at March 31, 2004, the Company had $111,999 of deferred license revenues compared to $0 in the prior year quarter.

Cost of sales for radio products and airtime in the quarter ended March 31, 2004 increased $130,142, or 89%, to $276,267 compared to $146,125 in the quarter ended March 31, 2003 due to higher radio sales for the quarter and increased site lease expenses related to the former Sophia operation. Gross margin for radio products excluding airtime for the quarter ended March 31, 2004 were $196,121, an increase of $68,552, or 54% from the March 31, 2003 quarter due to higher sales. Gross margin for radio products excluding airtime as a percent of sales increased slightly to 38% in the quarter ended March 31, 2004 compared to 35% in the 2003 quarter; the gross margin in the current year includes lower margins for the sales of data radios.

Airtime sales were $21,085 in the quarter ended March 31, 2004. Cost of sales for airtime sales, which are primarily tower rents, were $61,885 during the quarter ended March 31, 2004. There were $23,972 airtime sales and $36,390 cost of sales for airtime sales in the prior year fiscal quarter. We lease facilities on existing tower sites to avoid the cost of tower and shelter construction. The 220 MHz SMR FCC licenses require us to maintain transmission operations in order to maintain ownership of the licenses. We will continue to pay tower rents as working capital permits to continue transmissions on some sites, even though they may not be generating current income, in order to maintain ownership of these licenses. In addition, as a result of the acquisition of the assets of Sophia, we have deconstructed certain existing sites owned by the Company and moved the equipment to service areas with larger populations than previously served in order to meet certain FCC construction requirements. As a result, we may have licenses revoked by the FCC if we do not resume broadcasting at such sites within a certain time period. We do not currently believe that the revocation, if affected by the FCC, of such licenses would materially adversely affect our operations due to either the minimal population within proximity of such license locations or due to overlapping coverage within certain areas as a result of our acquisition of additional licenses.

Depreciation increased $80,380 to $171,188 in the quarter ended March 31, 2004 from $90,808 in the quarter ended March 31, 2003, due to the acquisition of communications equipment related to the 220 MHz SMR FCC licenses which we acquired in February and June of 2003 and equipment we acquired in the Sophia acquisition. Amortization expense increased $646,320 to $899,676 in the quarter ended March 31, 2004 from $253,356 in the quarter ended last year due primarily to the amortization of 220 MHz SMR FCC licenses which we acquired in February and June of 2003 and in the December 2003 Sophia acquisition. Amortization of licenses acquired to date will increase to $2,783,780, and depreciation of assets acquired to date will increase to $627,147 in fiscal 2004.

Administration expense increased $371,979, or 36%, to $1,394,281 in the quarter ended March 31, 2004 compared to $1,022,302 in the quarter ended March 31, 2003 due primarily to increases in salaries and benefits, professional fees and rent expense from the acquired Sophia operations. Salaries and benefits increased $124,606 to $678,761 for the quarter as compared to the quarter ended March 31, 2003. This increase is due to the additional personnel hired related to the Sophia acquisition. Professional fees increased $78,526 to $231,454 in the quarter ended March 31, 2004 compared to $152,928 in the quarter ended March 31, 2003. Rent expense increased $45,209 to $101,735 during the quarter ended March 31, 2004 compared to $56,526 in the same quarter in fiscal year 2003. Also, Bad Debt Expense was $0 for the quarter ended March 31, 2004 as compared to $56,000 for the quarter ended March 31, 2003.

We believe that we will have to increase the number of our personnel over the next approximately 12-18 months as our business may expand due to the need to increase our sales and marketing efforts.

Nine Months Ended March 31, 2004
Compared to the Nine Months Ended March 31, 2003

Total revenues for the nine months ended March 31, 2004 were $1,018,894, a decrease of $104,380 or 9% from the March 31, 2003 nine months sales of $1,123,274. Sales included $316,000 generated from the acquired Sophia operations. Sales of radio products and airtime, of $797,345 decreased $31,221, or 4%, from $828,565 in the nine months ended March 31, 2003, primarily due to lower voice repeater and radio sales; the 2003 quarter benefited from a large commercial data communications order. Sales of public safety software and services were $221,549 in the nine months ended March 31, 2004 compared to

$294,709 in the prior year period. The decrease was due primarily to a change in accounting policy to amortize license fees over the term of the license. Also, we limited our marketing efforts for the EM2000 software during the first quarter of fiscal 2004 while making program software changes.

Cost of sales for radio products and airtime in the nine months ended March 31, 2004 increased $235,167, or 52%, to $598,293 compared to $487,632 in the nine months ended March 31, 2003. Gross margin for radio products excluding airtime for the nine months ended March 31, 2004 were $342,571, a decrease of $10,782, or 3% from the nine months ended March 31, 2003, due to lower sales and lower margins. Gross margin for radio products excluding airtime as a percent of sales increased slightly to 34% in the nine months ended March 31, 2004 compared to 33% in the nine months ended March 31, 2003. Airtime sales were $92,234 in the nine months ended March 31, 2004 compared to $23,972 for the same period in the prior year. Cost of sales for airtime sales, which are primarily tower rents, were $235,755 during the nine months ended March 31, 2004 compared to much lower tower rents of $36,390 in the corresponding period last year.

Depreciation increased $353,102 to $456,773 in the nine months ended March 31, 2004 from $103,671 in the previous year, due to the acquisition of communications equipment related to the 220 MHz SMR FCC licenses which we acquired in February and June of 2003 and equipment we acquired in the Sophia acquisition. Amortization expense increased $1,473,858 to $1,890,521 in the nine months ended March 31, 2004 from $416,663 in the previous year due primarily to the amortization of 220 MHz SMR FCC licenses which we acquired in the last twelve months.

Administration expense increased $624,463, or 21%, to $3,537,848 in the nine months ended March 31, 2004 compared to $2,913,385 in the nine months ended March 31, 2003 due to higher salaries and benefits, bad debt expense, and higher rent expense, insurance expense and travel expenses related to the acquisitions over the last year, offset by reduced consulting expenses related to the 2003 acquisitions. Salaries and benefits increased $276,190 to $1,907,088 for the nine months ended March 31, 2004 compared to $1,630,897 for the same period last year. This is a result of the additional staff hired as part of the Sophia acquisition. Bad debt expense was $76,900 in the nine months ended March 31, 2003 as compared to $56,000 for the same nine-month period in the previous year. Rent expense was $208,902 for the nine months ended March 31, 2004, an increase of $62,454 as compared to the $146,448 for the nine months ended the previous year. Insurance expense was $71,007 for the nine months ended on March 31, 2004 as compared to $51,809 for the period ended on March 31, 2003, an increase of $19,198, 35%. Travel expense for the nine-month period ended March 31, 2004 was $148,082 as compared to $125,761 for the same period in the previous year.

The Company's reportable business segments are strategic business units that offer distinctive products that are marketed through different channels. The two reportable segments of the Company for the quarters ended March 31, 2004 and 2003 are land mobile radio sales and public safety software and consulting. The Company's accounting policies for segments are the same as those described in the summary of significant policies. Management evaluates segment performance based on segment profit and loss. Information for reportable segments is as follows:

                                            THREE MONTHS ENDED                NINE MONTHS ENDED
                                                 MARCH 31,                         MARCH 31,
                                           2004              2003            2004             2003
                                        -----------      -----------      -----------      -----------
Sales - Land Mobile Radio (LMR)         $   435,663      $   261,277      $   797,345      $   828,565
Sales - Public Safety                        80,725          107,588          221,549          294,709

Cost of Sales - LMR                         276,267          146,125          598,293          487,632
Cost of Sales - Public Safety                 2,009               --           16,806

Depreciation and amortization - LMR       1,049,604          324,837        2,296,288          477,169
Amortization - Public Safety                 10,975           10,975           21,950           21,950

Segment income (loss) - LMR                (890,208)        (209,685)      (2,097,236)        (136,236)
Segment income - Public Safety               67,741           96,613          182,793          272,759

Depreciation - administrative                10,285            8,352           29,056           21,215

Unallocated general and
 administrative expenses                  1,394,281        1,022,302        3,537,848        2,913,385
                                        -----------      -----------      -----------      -----------
Operating loss                          $(2,227,033)     $(1,143,726)     $(5,481,347)     $(2,798,077)
                                        -----------      -----------      -----------      -----------

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

The Company has a critical working capital shortage, and must continue to raise significant capital from outside funding sources to execute our operating plans and sustain operations. At March 31, 2004, we had negative working capital of $(992,428) and long-term debt of $2,900,000. Since our inception, we have incurred losses of $(11,846,802) and during the last nine months, we used cash in operating activities of ($2,742,525)

At March 31, 2004, we had stockholders' equity of $31,171,474, tangible net worth of $2,186,000, negative working capital of $(992,428), and long-term debt of $2,900,000. Since inception, we have incurred losses of $$(11,846,802), and during the last nine months, we used cash in operating activities of $(2,742,525) and cash in investing activities of $(958,555). Our operations and acquisitions have been funded primarily by the sale of common stock with gross proceeds of approximately $11,756,900, from October 17, 2001 through March 31, 2004 in private equity financing from certain accredited investors. These funds have been used for working capital and general corporate purposes and acquisition and licensing costs in furtherance of our business plan. Subsequent to the 2004 fiscal quarter end and through November 30, 2004, we have raised an additional $2,702,500 in equity funds. There are no current arrangements with purchasers for any of our securities.

We currently plan to seek additional equity financing during approximately the next 12 months on a private placement basis of up to $15,000,000 from one or more potential financing sources. We have no current agreements, arrangements or understandings with any third party for such funding, and no assurances can be given that we will secure such funding. If we were to receive such funds, we currently plan to utilize such funds for implementing the sales and marketing and engineering initiatives enumerated above in the order as enumerated above. Other planned sales and marketing efforts are also to be supported by such funding. Such efforts may include, but not be limited to, networks in markets other than those previously discussed above as well as pursuing possible opportunities on a value proposition basis. Engineering projects in addition to those enumerated above may also be initiated with such funding, if obtained, including, but not limited to developing a reduced cost, second generation DATALynx(TM) / DATATracker, a new voice portable radio, and an integrated platform for our voice/data radios. Additional software application development relating to certain of our products and services may also be undertaken if such funding is received.

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

If we received less than $4,000,000 in additional capital, we would have to significantly limit our operational and marketing plans. To the extent that we raise less capital, we nevertheless intend to proceed with selected engineering and product development initiatives including, the development of the "next" generation over-the-air protocol, modification of the base station controller board for improved manufacturing efficiencies, redesign of the data radio due to parts obsolescence, and the sourcing of a new contract manufacturing partner for our data radio products. Current sales and marketing expenditures would be reduced. Additionally, the AVL product would be launched in the Chicago area on a smaller scale. Operationally, the Company would not be able to build network infrastructure in other markets as planned. General and administrative costs will also be reduced by reducing the administrative staffing levels and related support costs.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no derivative investments, and do not borrow funds. We are not exposed to market risk from changes in interest rates. The price per share of common stock, offered in our equity private placements has been determined by the Company and the future price of shares could be affected by market forces including demand or lack of demand for our shares in any private placement.

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

Accounts Receivable

We provide an allowance for doubtful accounts equal to the estimated uncollectible amounts. Our estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that our estimate of the allowance for doubtful accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts of $115,000 and $56,000 at March 31, 2004 and June 30, 2003,
respectively.

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

Revenue Recognition

Revenue generated from radio sales is generally recognized at the time the goods are shipped. Revenue from software sales and related consulting services is generally recognized at the time the product and/or service has been delivered and/or accepted by the customer. In April 2003, the Company adopted a new licensing agreement that requires customers to renew the license annually to continue using the license. Sales and customer support revenues generated under the revised license agreement will be amortized ratably over the term of the license. At March 31, 2004, the Company had deferred revenue of $213,249 related to license and equipment sales. Prior to the acquisition, Sophia received advanced payments from customers for land mobile radio equipment and services. At December 31, 2003, the Company had deferred revenue of $84,100 related to such advance payments.

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

ITEM 3.  CONTROLS AND PROCEDURES

The Company's principal executive and financial officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this Report. Based on the evaluation, such person concluded that the Company's disclosure controls and procedures as of the end of the period covered by this Report, have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Due to our serious working capital shortage, we did not have funds available until recently to have the quarterly review relating to this report performed by our outside auditors. There have been no changes in our internal control over financial reporting that occurred during the quarter ending March 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

                            PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not a party to and none of our property is subject to any pending or threatened legal, governmental, administrative or judicial proceedings, except as described below. There has never been a bankruptcy or receivership proceeding.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For the period January 1, 2004 through March 31, 2004, we sold securities pursuant to Section 4(2) under the Securities Act of 1933, as amended (the "Securities Act"), based upon the limited number of offerees, their relationship to the Company, the number of shares offered, the size of the offering, and the manner of such offering: During the third fiscal quarter ending March 31, 2004, we issued units for an aggregate of $950,000 to accredited investors pursuant to Rule 506 under the Securities Act. The Company issued units at a price of $7,500 per unit for an aggregate of $420,000 pursuant to a unit offering, as amended; each unit is comprised of 3,000 shares of restricted common stock and a warrant to purchase 1,500 shares of restricted common stock at an exercise price of $3.00 per share for a period of 3 years from the date of issuance, subject to customary adjustments. Additional warrants are issued to investors in the offering when their cumulative investment in the offering exceeds certain breakpoints. The Company issued units at a price of $25,000 per unit for an aggregate of $650,000 pursuant to a private placement offering to accredited investors; each unit is comprised of 10,000 shares of restricted common stock, $0.0001 par value per share, and 40,000 warrants to purchase additional shares of the Company's restricted common stock at an exercise price of $3.00 per share for a period of 3 years from date of issuance, subject to customary adjustments. A subscriber must purchase a minimum of four units. Each of the certificates representing shares of common stock and warrants bear a restrictive legend restricting transferability under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

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

    4.0     Form of Common Stock Share Certificate (incorporated by reference to
            Exhibit 4.0 to Amendment No.2 to Form 10-SB filed on July 23, 2002)

    4.1 Form of Warrant (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to Form 10-SB filed on July 23, 2002)

    4.2 Form of Promissory Note dated August 1, 2001 (incorporated by reference to Exhibit 4.2 to Amendment No. 2 to Form 10-SB filed on July 23, 2002)

    4.3 $2,900,000 Secured Promissory Note payable to Sophia Communications, Inc. due on or before December 31, 2007 dated as of November 25, 2003 (incorporated by reference to Exhibit 4.3 to Form 8-K filed on December 10, 2003)

    4.4 $400,000 Secured Promissory Note payable to Sophia Communications, Inc. due on or before January 31, 2004 dated as of November 25, 2003 (incorporated by reference to Exhibit 4.4 to Form 8-K filed on December 10, 2003)

    4.5 Warrant to Purchase 1,000,000 Shares of Common Stock, dated as of November 25, 2003

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

Reports on Form 8-K:  None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 10, 2004               Bizcom U.S.A., Inc.
                                      (Registrant)

                                      By:  /s/ Hanan Klein
                                      -----------------------------------------
                                      Hanan Klein, Chief Executive Officer,
                                      Principal Executive and Financial Officer