Form 10KSB
period 2004-06-30
BIZCOM USA INC
filed 2005-06-10
CIK 1023997

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
      1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM ______ TO______

                         Commission file number 0-49812

                               BIZCOM U.S.A., INC.
                 (Name of small business issuer in its charter)

             FLORIDA                                    65-0681772
  (State or other jurisdiction                       (I.R.S. Employer
of incorporation or organization)                   Identification No.)

         5440 NW 33RD AVENUE, SUITE 106, FORT LAUDERDALE, FLORIDA 33309
              (Address of principal executive offices) (Zip Code)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year ended June 30, 2004 were $1,194,374.

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of May 16, 2005 was approximately $63,757,685 based upon recent private placement sales of the Registrant's voting common stock. The Registrant's common stock is not currently listed on any securities exchange or otherwise publicly traded.

As of May 16, 2005 there were 25,503,074 shares of the Registrant's common stock outstanding.

Documents Incorporated by Reference: None

Transitional Small Business Disclosure Format (check one)   Yes [ ]   No [X]

                               TABLE OF CONTENTS


                                     PART I

Item 1. Description of Business ...........................................   1

Item 2. Description of Property ...........................................  17

Item 3. Legal Proceedings .................................................  17

Item 4. Submission of Matters to a Vote of Security Holders ...............  18

                                                          PART II

Item 5. Market for Common Equity and Related Stockholder Matters ..........  19

Item 6. Management's Discussion and Analysis of Financial
           Condition and Results of Operations ............................  24

Item 7. Financial Statements ..............................................  33

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ........................................  33

Item 8A. Controls and Procedures ..........................................  33

Item 8B. Other Information ................................................  34

                                                         PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons;
Compliance with Section 16(a) of the Exchange Act .........................  35

Item 10. Executive Compensation ...........................................  38

Item 11. Security Ownership of Certain Beneficial Owners and
              Management and Related Stockholder Matters ..................  39

Item 12. Certain Relationships and Related Transactions ...................  40

Item 13. Exhibits and Reports on Form 8-K .................................  42

Item 14. Principal Accountant Fees and Services ...........................  44

Signatures ................................................................  45

Certifications ............................................................  45

Financial Statements ...................................................... F-1

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

Bizcom U.S.A., Inc. d/b/a CX2 Technologies (the "Company"), a Florida corporation located in Fort Lauderdale, provides wireless voice and data communications solutions within the 220-222 MHz Specialized Mobile Radio ("SMR") spectrum, and emergency management and first responder software applications for industrial/commercial, critical infrastructure, public safety, and homeland security markets. We own substantial 220-222 MHz SMR spectrum nationwide, and own patented, proprietary, enabling technology that maximizes operating efficiencies within such spectrum. The 220-222 MHz SMR spectrum is commonly referred to as simply 220 MHz and is sometimes referred to as such throughout this document

We have a serious working capital shortage, and must continue to seek and secure significant capital from outside funding sources, as cash flow from operations is insufficient to sustain our operations. No assurances are given that we will be successful in obtaining such needed capital. Our inability to promptly secure needed capital will materially adversely affect the Company and its operations, as we believe our current cash position and anticipated receipt of revenues will enable us to sustain current operations for up to approximately two months.

The Company was formed in July 1996 and commenced limited operations shortly thereafter, which entailed managing certain 220 MHz SMR systems that it planned to acquire. However, due to working capital constraints, the Company was unable to acquire such systems and ultimately ceased its management responsibilities of such systems. Prior management continued to seek and discuss potential business opportunities within the 220 MHz SMR industry. Such activities and discussions focused upon prospective funding sources, possible acquisitions of certain 220 MHz SMR systems' assets, and reciprocal roaming agreements between systems in the event the Company were to acquire 220 MHz SMR systems' assets. Funding sources did not materialize and as a result, no acquisitions occurred and the Company did not enter into any roaming agreements. During this time period, prior management continued to personally fund minimal corporate expenses to sustain the Company and its subsidiaries as corporate entities. Prior management resigned at the end of July 2001 and our current Chief Executive Officer assumed management of the Company at that time. The Company sought and obtained initial private equity financing in October 2001 and commenced business development efforts shortly thereafter.

In February 2002, we entered into an exclusive patent and related technology license agreement with Datamarine International, Inc. ("Datamarine") in consideration for installment payments aggregating $569,000 paid through September 20, 2002. The term of such agreement is for approximately seven years from February 2002, based upon the then approximate seven-year life of the two land mobile radio products that are the subject of such agreement. Prior to such agreement, Datamarine was the sole U.S. manufacturer of 220 MHz SMR land mobile radio products radios currently in use. Pursuant to such agreement, we have been granted the exclusive license and right to make, or have third parties make, use and sell in the U.S. and worldwide all 220 MHz land mobile radio products previously manufactured by Datamarine. We currently have a purchase order arrangement with an offshore manufacturer, also previously utilized by Datamarine, to manufacture land mobile radio products for us, which arrangement has proved satisfactory to date.

In April 2002, we entered into a ten year sub-license agreement with the Public Safety Group ("PSG") for an emergency management software program known as the EM2000. PSG has been since been dissolved and its assets liquidated. We determined during 2004 that EM2000 needs to be re-engineered on a Microsoft Windows platform to better meet the needs of the Federal Emergency Management Agency (FEMA) and the Department of Homeland Security for a prospective national incident management solution. Accordingly, at the present time, we continue to support our existing EM2000 customers, but are not engaging in any significant marketing efforts toward promoting this product.

On February 5, 2003,we entered into a memorandum of understanding to form an alliance with CH2M Hill, Inc. ("CH2M") to jointly deliver enhanced event and emergency management services. We provided the EM/2000 emergency management software program, which complements CH2M's existing line of security products and services, including its geospatial-based mapping solution. We are not currently working with CH2M due to the decision that the Company made to not continue developing the EM/2000 product. We may at some point consider partnering with CH2M Hill as to other products that we supply.

On February 7, 2003, we entered into an asset purchase agreement to acquire sixty-seven 220 MHz SMR licenses issued by the Federal Communications Commission ("FCC") and related communications equipment for an aggregate purchase price of $14,600,000. This purchase price was been paid by the issuance of 5,168,000 shares of our restricted common stock, valued at $2.50 per share and the assumption of certain obligations totaling $1,680,000.

In June 2003, we entered into a direct license agreement for GeoCommand, first responder mobile mapping software, with Public Safety Corp., the licensor of such software. GeoCommand is a software program utilizing a Microsoft platform operating in a GIS (Geographic Information System) environment that provides a first responder to an emergency situation access to necessary information via overlaying map layers to make rapid decisions and provide situational awareness at the incident site.

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

In August 2003, we introduced a substantially improved version of the EM/2000 software that, in addition to improved functionality, provides a web-based version that gives customers access to a database via the Internet.

In November 2003, we acquired substantially all of the assets of Sophia Communications Inc., ("Sophia") which included a nationwide ten-channel, two regional, and eight economic area 220 MHz SMR licenses issued by the FCC. Also included were related communications equipment, Sophia's proprietary-radio technology and other assets including inventory and computer and office equipment for an aggregate purchase price of $16.2 million. The purchase price was paid with 5,000,000 shares of the Company's restricted common stock valued at $2.50 per share, the assumption of certain obligations totaling $311,000, the issuance of a $2,900,000 promissory note payable on or before December 31, 2007 with simple interest at the rate of 4% per annum payable semiannually, a warrant to purchase 1,000,000 shares of the Company's restricted common stock at an exercise price subject to certain determinations, but not more than $6.00 per share, exercisable through December 31, 2007, $300,000 in cash and a $400,000 promissory note with simple interest at the rate of 4% per annum payable on or before January 31, 2004, which due date was later extended and payment made in full. The consideration of common stock and warrant was held in escrow until December 31, 2003, when the FCC formally authorized Sophia to transfer the licenses; the Company took title to all other assets at the closing. The common stock and shares of common stock underlying the warrant are subject to certain "piggyback" registration rights.

The promissory notes are secured by a pledge of the common stock of SMR Management, Inc., a wholly owned subsidiary of the Company, which owns the FCC licenses. The Company has exclusive worldwide rights to the radio technology except in Mexico, Latin and South America, where Sophia retains non-exclusive rights to use the radio technology. This acquisition presents the Company with significant opportunities to increase sales and enter new markets that require data transmission.

On December 5, 2003, we entered into an asset purchase agreement with various equipment owners and license owners to acquire various 220 MHz SMR licenses and related communications equipment, as well as certain other assets, for an aggregate purchase price of $8,987,000, to be paid with the issuance of 2,998,000 shares of the Company's restricted common stock valued at $2.50 per share, and promissory notes payable in the amount of $1,492,000.

On December 18, 2003, we acquired a site specific 220 MHz SMR license and related communications equipment covering the greater New York City metropolitan area for a purchase price of 60,000 shares of the Company's restricted common stock valued at $2.50 per share and a warrant to purchase 74,465 shares of the Company's restricted common stock exercisable at $3.00 per share through December 18, 2006. The Company allocated the $150,000 purchase price to FCC licenses. An additional 44,465 shares of restricted stock were issued to the seller for cash.

On May 27, 2004, we and certain of the equipment owners and license owners who were parties to the December 5, 2003 asset purchase agreement closed upon the acquisition of certain of such assets, including fifty nine 220 MHz FCC licenses, related communications equipment, radio inventory, certain office equipment, internally developed software and data based programs relating to industry-wide participant ownership of 220 MHz spectrum utilized for spectrum auction strategy and incumbent co-channel interference analysis, as well as certain other assets, for an aggregate purchase price of $7,495,000, including $2,240,000 of assumed obligations (trade accounts payable, promissory notes and other accrued expenses). The purchase price was paid with 2,102,000 shares of the Company's restricted common stock valued at $2.50 per share. The aggregate consideration for such purchased assets was determined based upon management's analysis of the fair market value of such assets taken as a whole, and its prior, substantial experience in effecting transactions of a similar nature.

The principal officer and unit holder of SMR Advisory Group, L.C. ("SLC"), which served as the representative of the above-described equipment and license owners, and was itself the seller of certain assets, including office equipment and the obligations discussed above, including past due compensation owed by such entity to such person of $175,000, has provided informal, part-time, non-compensated consulting services to the Company relating to its business and operations. Such person currently provides consulting services to the Company of a similar nature. SLC itself owns a minority interest in certain entities from which the Company previously acquired certain 220 MHz FCC licenses and related equipment in consideration for restricted common stock of the Company, including certain of the entities which consummated the transactions described herein.

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

We may seek to acquire the remaining assets we did not acquire in connection with the above-described asset purchase agreement, which are primarily several additional 220 MHz SMR licenses and related communications equipment relating to single site locations which are constructed but which have little or no subscribers or business operations, subject to the satisfaction of certain conditions precedent, including but not limited to completion of due diligence by the Company to our satisfaction and ratification by the holders of the majority of the equity ownership of such entities relating to the sale of such assets.

On June 3, 2004, we entered into a consulting services agreement with Mr. David George whereby Mr. George agreed to serve as a part-time consultant to the Company on an independent contractor basis for various project areas, including product development and engineering, sales and marketing support, administration, spectrum management and network development, and to resign as an officer and employee. Mr. George formerly served as our Chief Operating and Technical Officer. Pursuant to such agreement, the Company and Mr. George agreed that the April 26, 2002 employment agreement by and between the Company and Mr. George was terminated by mutual consent, that Mr. George was vested through May 31, 2004 with warrants to purchase 92,500 shares of our restricted common stock at an exercise price of $3.00 through April 28, 2012, that he forfeited the unvested balance of warrants to purchase 27,500 shares of our restricted common stock at the same exercise price per share and having the same exercise term, and that the Company has no continuing obligations under such prior employment agreement. The consulting agreement provided for Mr. George to consult approximately 20 hours per week commencing June 3, 2004 through April 20, 2005, subject to extension by mutual agreement, and to receive $1,350 per week for such services. On December 31, 2004, Mr. George terminated his consulting agreement with the Company.

Our financial statements appearing elsewhere in this Report, have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Management realizes that we must generate capital and revenue resources to enable us to achieve profitable operations. We are planning to obtain additional capital by achieving at least break-even cash flow from operations and selling equity and/or debt securities. The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon us obtaining additional revenues and equity capital and ultimately achieving profitable operations. No assurances can be made that we will be successful in these activities. Should any of these events not occur, our financial statements will be materially affected.

We have a serious working capital shortage as revenues from operations are not currently adequate to sustain present operations, and we will require additional capital to fund our current operations as well as additional research and development for upgrading our wireless voice and data communications equipment, further developing our software products and integrating our software and communications systems. We are currently seeking capital through additional equity financing. Our failure to obtain financing as needed would have a material adverse effect upon the Company and its business as we believe our current cash position and expected receipts will enable us to sustain current operations for up to approximately two months.

Given our serious working capital shortage, management has recently administered several cost reduction programs, including payroll expense reductions in the form of layoffs, reductions in work hours and reductions in pay. We have also reduced other general and administrative expenses. Management continues to have discussions with key vendors to renegotiate payment terms.

Our objectives over the next twelve months in order of priority are to: (a) develop our telemetry and commercial data transmission markets, both as a technology provider and as a network operator; (b) launch our AVL (automatic vehicle location) product in the Chicago area followed by other select markets;
(c) initiate a direct mail campaign for the purpose of marketing Geocommand, our licensed homeland security software first responder GIS (Geographic Information Systems) product; (d) continue product engineering and development projects currently under way relating to wireless products, such as modifying the design of our data radio known as DATALynx(TM) to replace obsolete components and beginning work on next generation products; (e) continue the acquisition of select assets comprising constructed 220 MHz SMR systems to further enhance and consolidate our position as a leading spectrum holder in such frequency band; and (f) continue pursuing strategic alliances with companies whose products and services are supportive of ours.

In view of our current working capital shortage, some or all of these objectives may not be achievable, and the Company may decide to cancel or postpone product launches, forego advertising campaigns, discontinue product engineering and development, forego the acquisition of additional spectrum and withdraw from any or all strategic alliances.

We have determined not to currently pursue further development of an integrated emergency management software/sensor communications 220 MHz radio communications systems solution due to the anticipated cost and time associated with such project, which funds and time we believe can be better utilized for the objectives described above. We have successfully conducted a demonstration of the technical effectiveness of such system for potential customers using a limited number of sensor devices.

In October 2004, we extended the exercise period for certain warrants for a period of one year from their respective expiration dates. These warrants were issued in a private placement which commenced October 17, 2001 and ended April 26, 2002 and relate to 3,410,000 shares; all warrants were originally due to expire during the Company's fiscal year ending June 30, 2005, and have an exercise price of $1.50 each.

In November 2004, a partnership agreement was signed with Merrick Systems, Inc. ("Merrick Systems") the terms of which the parties agreed to be confidential (The Agreement is marked "Confidential"). Merrick Systems designs, develops, produces software for the petroleum and natural gas industry. Merrick Systems' product and service offerings include field data capture, production allocations and other back office support, regulatory compliance, well asset management, equipment maintenance, project management, well measurement and monitoring systems. Such company also provides consulting services for the petroleum upstream and midstream markets.

Merrick Systems will act as distributor and integrator to the oil/gas industry for CX2 products and services. Adding the CX2 wireless solution allows Merrick Systems to offer the industry an end to end solution for real-time well automation services. The successful deployment of the new TDMA ("Time Division Multiple Access") enhanced Slotted Aloha protocol for CX2's pilot program with Devon Energy Corporation (Devon Energy) in the Carthage Texas area, effectively ended the "proof of concept" phase, thus positioning us to enter the commercialization phase of our products and services. Merrick Systems' name visibility and expertise provides a powerful alliance and entry into this market segment for the Company.


BUSINESS OF THE ISSUER
----------------------

GENERAL

Bizcom U.S.A. Inc., conducting business as CX2 Technologies (CX2 or "the Company"), is the nation's largest wireless owner/operator of 220MHz spectrum. The Company's dominant position in such 220 MHz spectrum holdings is complemented by our acquisition from Sophia of proprietary data technology and software that is designed to work optimally within the narrowband 5 KHz 220 MHz licenses issued by the FCC. Additionally, CX2 offers and sells software solutions to local and regional homeland security and emergency management agencies. The Company operates two distinct business divisions; wireless, and homeland security/public safety.

   Wireless Division

We plan to take advantage of the continuing growth in demand by various businesses and utilities for wireless services by educating them as to the cost effectiveness and reliability of the 220MHz radio spectrum holdings and products for use in such spectrum. The spectrum that the Company holds will not be dedicated to a single purpose, but will be made available with the intention of establishing a recurring revenue model for multiple uses, including commercial operations by various business enterprises and for deployment of a customer's private network. CX2 plans to pursue strategic partnering, spectrum leasing, and operating "build to suit" private networks where a demand for our products and services may exist

In June 2004, CX2's Wireless Division began marketing its products and services after the completion of our technology development phase. Our Wireless Division acts as both a Network Operator and a Technology Provider.

As a Network Operator we deploy network infrastructure in selected geographic markets and then operate and provide wireless solutions to customers within each coverage area. In Chicago, a network of eleven base stations provides complete geographic coverage for the metropolitan area. Current customers on the Chicago network which include taxi fleet operators, utilize wireless data applications for Automatic Vehicle Location (AVL) and Point of Sales (POS) wireless credit card processing. We anticipate demand for AVL services to continue expanding due to increased sales and marketing efforts as we add new markets or additional coverage to our network POS technologies are established within a number of vertical markets to allow for modest annual growth, with increased growth expected from emerging retail automation technologies. The Company plans to utilize both strategic resellers as well as a direct sales team in these market segments.

As a Technology Provider we provide the network technology and end-to-end solutions for an end user's exclusive private wireless network. Current customers, such as electric utility cooperatives, use our technology for AVL and work order dispatch to track and efficiently utilize their mobile work force. Current utility and municipality customers also utilize the Company's data technology for certain SCADA (Supervisory Control and Data Acquisition) applications. Since many utilities have their own 220 MHz spectrum holdings without a technology solution for their communications needs, this is a market that is particularly well suited for the Company to market its voice and data technology solutions. The Company has entered into strategic alliances with third parties, such as Bitspoint, a provider of POS services to taxi fleet operators in Chicago, to market our products and services. Utility customers that have deployed voice dispatch solutions are currently being targeted for data applications and services. As utility companies may add data applications to their existing networks, this will create a need for additional base stations and network infrastructure, additional wireless data radios, and additional sales of surplus spectrum or leasing opportunities. The higher margins from our Technology Provider operations will help fund our Network Operator infrastructure costs which in term may result in monthly recurring revenues from users.

   Homeland Security/Public Safety

The Company's Homeland Security Division provides emergency management and first responder software solutions to local and regional homeland security and emergency management agencies. These solutions are capable of gathering, processing and distributing mission critical data. Decision makers can use these tools to quickly determine the magnitude of an emergency event, locate and deploy resources, log incident information, track tasks and requests, generate reports and communicate information across large groups of users. In combination with our robust 220 MHz data solutions, voice solutions, and spectrum holdings, integration of these software monitoring solution with such applications, if desired by end users, can provide a more complete and powerful solution, as well as enhancing the marketing potential for this division. The Department of Homeland Security has funded and continues to fund first responders (agencies typically first on the scene responding to an emergency). We plan to continue sales and marketing efforts to police and fire rescue departments, as well as to utilities and security companies.

CURRENT DATA TECHNOLOGY

Our data technology acquired from Sophia which we have further enhanced provides a more efficient use of 5 kHz 220 MHz bandwidth wireless spectrum than any competing technology. While engineering improvements and new projects continue to be implemented, the technology development phase has been completed and we are ready to begin the commercialization phase for our data products. The technology development phase included the development of a network management system, a proprietary data server system, custom base station radio technology and low cost, wireless data radios. Our data products utilizing this unique technology are now being delivered in select markets, such as Chicago, parts of Texas, and North Carolina to utilities, oil field operators and taxi fleet operators.

The Company's voice dispatch technologies have also been enhanced to include data transmission capabilities. Customers such as taxi fleet operators and utility companies are currently using these data technologies in Georgia, Delaware, Seattle, Cincinnati, Long Beach, CA and Indiana. This capability has allowed the Company to migrate certain customers from voice only users, to voice and data solutions users.

Our CX2 proprietary communications data communications network utilizes a patented, over-the-air protocol (OTAP) that enables the reliable transmission of long messages. This protocol works efficiently on 5-KHz channels and provides CX2 the ability to precisely manage the link between the subscriber unit and the network. The use of 5 KHz channels also allows more efficient use of spectrum, as compared with competitors' equipment which require two to three contiguous 5KHz channels to achieve the same results. The protocol in conjunction with the propogation characteristics of the 220 MHz spectrum also significantly extends radio transmissions beyond 25 miles, which reduces infrastructure capital expenses, deployment time and related ongoing network operating costs. Our network system also utilizes a, distributed data server network which offers greater capacity, lower transport costs, and faster response times than competing systems. The CX2 OTAP was engineered to provide low latency i.e. faster response time in typical traffic conditions and a high level of data/message integrity, i.e. information accuracy and reliability. This technology features solutions to various data needs that are the key to the network's high reliability, coverage, and flexible functionality, thus keeping infrastructure requirements and related operating costs low. The result is that the Company can operate its network at a cost structure substantially lower than that of its competitors, and thus offer lower pricing to its users.

Another important feature of CX2's technology is the IP (Internet Protocol) interface. The internet has given system vendors the ability to host application services, thus eliminating the technical infrastructure and management expense that telemetry customers formerly incurred. CX2's IP interface allows our network to easily support most software applications and customer information technology systems.


CURRENT VOICE TECHNOLOGY

All CX2's voice radios feature the LTR(R) (Logic Trunked Radio) Trunking protocol allowing them to automatically share all channels within a voice system. Our newest model also includes the LTR-Net(R) protocol. LTR-Net(R) is an enhanced version of the LTR(R) land mobile trunking protocol that allows for seamless, multi-system networking. The LTR and LTR-Net trademarks are property of and developed by the EF Johnson Company, from whom CX2 has a worldwide technology and use license. While maintaining full compatibility with LTR, LTR-Net offers new capabilities including networked operation with automatic roaming, unique identification (UID) facilities for unit-to-unit calling and over-the-air system management features.

Each voice site consists of a multi-channel repeater system, connected to either a channel controller (LTR) or site controller (LTR-Net) and an antenna coupling system. Each channel is capable of operating independently from the other in case of failure and an LTR-Net site is capable of operating as an autonomous trunking system if the network is somehow disrupted.

For LTR-Net operation only, a central switch is required for LTR-Net call processing and routing. This switch is PC-based and uses the Windows NT System Manager program. Among other tasks, the System Manager performs subscriber validation and access to the site registration database. The switch can be located at one of the radio sites or a remote location, or at the customer's office.

All sites must have links to the switch in order to provide network calling. At least two channel paths (one for audio and one for data) are required in each site-to-switch link. Linking between sites can be accomplished any number of ways including microwave linking, using telephone lines or fiber optic cable.

Since the switch dynamically collects subscriber registration information, it can automatically route calls over the entire network. This includes wide-area calls by LTR talk-group, by LTR-Net talk-group (talk-groups or "Groups" are generally sets of subscribers working together, i.e. a fleet of trucks) and dynamic wide-area calling by UID (Unique ID Number). The first two types of calls can be performed locally or over the network using a technique called "Transmission Trunking", i.e., the calls can be set up and torn down each time a calling mobile transmits and stops transmitting, respectively. Transmission trunking is the most efficient method for dispatch communications and is possible in an LTR-Net network because there is relatively short network call setup time. A Special Auxiliary Call by UID feature is like a person-to-person connection or telephone call and is "Conversation Trunked" meaning that the radio channel and network connections are held and not trunked until the conversation is complete.

While the system can use UID's to identify individual subscribers, each unit also can be identified by an electronic serial number (ESN). UID's can be field-programmed into radios but ESN's are factory set and cannot be changed. An LTR-Net system can therefore use the ESN for security and validation purposes, preventing airtime piracy, a major issue with simple LTR systems.


DEVELOPMENT OF THE 220 MHZ MARKET

In 1988, due in part to a request from United Parcel Service, the FCC reallocated the 220MHz - 222MHz part of the radio frequency spectrum band for commercial use. Since this was only a relatively small frequency band and the FCC was promoting bandwidth efficiency, this band was regulated into very narrow channels spaced only 5 kHz apart. In other commercial bands, the narrowest bandwidths used were 12.5 kHz up to 30 kHz. As a result, new radio designs were needed, which required digital signal processors (DSPs) to help achieve the efficiency needed to operate at this smaller bandwidth. DSPs also made it easier to adapt the radios for transmitting and receiving data signals.

Due to the need for new radio designs and various regulatory delays, 220MHz industry development progressed slowly. Digital technology increased the efficiency of existing 800 and 900 MHz networks and decreased the interest in the development of products to utilize the 220MHz spectrum. Today, 220 MHz channels are largely unused over much of the United States. However, the 220 MHz spectrum is potentially attractive for telemetry and data because the spectrum has little interference since many channels are not yet constructed and therefore not utilized.

220MHz systems use a range-extending device called a repeater. A repeater is typically located on top of tall buildings or on communications transmission towers and can extend the range of the terminal units to as much as 30 or 40 miles from their base site depending on the location. This exceptionally large coverage area or range means that a single repeater site can cover a large geographic area at very low infrastructure cost. Many telemetry applications require a very low operating cost structure and the combination of 220MHz propagation characteristics, range and low infrastructure cost should help achieve this goal much more cost effectively than competing services such as cellular.

We believe we have a competitive advantage over other network operators offering telemetry and data devices and services because 1) our proprietary radio designs use DSPs and have already been modified for data, 2) we have high-powered repeaters that extend the range of a 220MHz system, 3) we have a nation-wide, several regional and a number of local licenses that will allow us to offer products in any markets in the United States, and 4) we are experienced in interfacing telemetry into our wireless systems. However, we need significant funds to fully implement our business plan.

 DEVELOPMENTS IN HOMELAND SECURITY/EMERGENCY MANAGEMENT

Post September 11, 2001, there has been a significant focus by the federal, state and local governments on homeland security and emergency management. Substantial funding has been expended to date and additional funding has been and will be allocated to improve homeland security. The Department of Homeland Security's Federal Emergency Management Agency (FEMA) has awarded approximately $400 million dollars to help enhance response and preparedness capabilities for first responders and state and local governments. Such agency is responsible for assessing the vulnerabilities of the nation's critical infrastructure and evaluating these vulnerabilities and coordinating with other federal, state, local and private entities to ensure the most effective response.

Our GeoCommand product is a software program utilizing a Microsoft platform operating in a GIS (Geographic Information System) environment that provides a first responder to an emergency situation access to necessary information via overlaying map layers to make rapid decisions and provide situational awareness at the incident site. This product is well suited to first responders and provides the tools needed to assess, evaluate and coordinate virtually any emergency type situation. We plan to continue our sales and marketing efforts for such products to police and fire rescue departments, as well as to utilities and security companies.


PRODUCTS AND SERVICES
---------------------

220 MHZ PRODUCTS AND SERVICES

We currently provide wireless voice and data communications equipment for public safety, critical infrastructure, homeland security, and industrial/commercial users and also currently market our spectrum efficient data and voice communications network to such prospective end users.


   TELEMETRY AND DATA APPLICATIONS IN 220MHZ

The following are examples of telemetry and data applications that we currently offer that can be implemented utilizing a 220 MHz system:

Automatic Vehicle Location (AVL). AVL involves the addition of a locating device, typically a GPS receiver, on a vehicle and interfacing that device with a 220MHz radio. The location of the vehicle is transmitted over a radio network back to a central control point such as a dispatcher's office. AVL has many applications from simple asset tracking to very sophisticated Computer Aided Dispatch (CAD) systems. Users of AVL systems include taxis, delivery vehicles, ambulances and heavy equipment operators, and other fleet operators. Our radio product has an AVL feature, and we offer this feature to customers. Marketing AVL services to small fleet operators is a key element in our plan to add network subscribers under our Network Operator: model. The Company has targeted small fleet operators as a niche market in which we believe we have a significant competitive advantage due to our ability to offer a low cost solution. The Company plans to offer this product to network users in the Chicago market in April 2005.

Supervisory Control and Data Acquisition (SCADA). Utility companies and large industrial complexes often remotely monitor various components of their operations with wireless sensors and control points. These monitoring systems are called SCADA (Supervisory Control And Data Acquisition) or AMR (Automatic Meter Reading) and the Company has provided 220MHz systems for use in this field, including a system installed in fiscal 2003 for Hoosier Energy Rural Electric Cooperative, Inc. ("Hoosier Energy"), a generation and transmission cooperative located in Bloomington, Indiana. These systems have traditionally used cellular networks, plain-old telephone service (POTS) networks, and dedicated leased lines in conjunction with private microwave and fiber networks. By using 220 MHz radios, which generally provide flat fee monthly rates, utilities can limit the reoccurring charges that have been associated with cellular phones, POTS, and leased lines. The 220 MHz spectrum provides for a larger coverage area (generally 30-40 miles per each site system) than higher frequency spectrum such as 800 MHz and 900 MHz, which results in lower operating and maintenance costs due to fewer tower sites required to serve an area. The Company's network equipment expenditures and recurring tower lease and maintenance expenses are lower as a result of fewer sites needed to service the same size area as the 800 MHz and 900 MHz spectrum. Utilization of 220 MHz spectrum is especially well suited for rural areas where the radios can be deployed over a large area and where rough and wooded terrain exists, which causes interference for 800 MHz and 900 MHz users. Additionally, the security and reliability of a private network is particularly attractive to these customers (e.g. utilities).

Transmit analog data for new customers and customers presently using 800 MHz band. On August 8, 2002 the FCC set a five-year "sunset" period for elimination of CDPD (Cellular Data Packet Data) services in the United States. CDPD was designed in the early days of cellular and fits data "around" voice traffic and only works in analog cellular systems, which for the most part have been converting to digital. Digital cellular services have the ability to carry data, but not at the lower costs of an analog network. Therefore, users of CDPD equipment will be forced to either switch to more expensive digital cellular service or find an alternative. We offer our 220MHz system analog data services as a low cost alternative to digital cellular. Its range, capacity, low-interference and low-cost characteristics make our systems an attractive alternative to digital cellular service. Current users of CDPD include public safety, utilities, industry, and transportation sectors. Our digital solutions can also be marketed to such customers due to their lower recurring costs and higher reliability than competing cellular solutions.

Transmit sensor data to our incident management software. The Company's incident management software helps emergency managers monitor, control and mitigate the consequences of all activities of interest. Information is entered into the software program from various sources and is then used to determine response activities. We believe that data from sensors can greatly improve the quality and quantity of information, and thereby enhancing the response scenarios. Many types of sensors are available, including weather, bio-chemical, nuclear, proximity, motion, heat, contact, water quality, etc. Our 220MHz radios can be interfaced to all of these sensors and provide data to an Emergency Operations Center ("EOC") through the software. Similar integrations can be developed for managers of critical infrastructure such as water management companies. The propagation characteristics of the 220 MHz spectrum could be especially advantageous for these customers because many of their assets cover large geographic areas in remote locations.

   220 MHz Voice Communications Products

We currently offer and service our voice radios in the Seattle, WA, Indianapolis, IN and Cincinnati, OH areas. Our customers are taxi cab companies, towing companies and other service providers/ fleet operators. We do not currently plan to emphasize voice only radio sales but instead voice and data as advances are made in our radio equipment.

   PRICING OF 220 MHZ PRODUCTS AND SERVICES

Bizcom offers voice, data or combinations of voice and data wireless products and services including use of our spectrum and wireless infrastructure. We sell our subscriber equipment (voice and data radios) to end users for an average price of approximately $500 plus $100 for a data interface adapter less a dealer discount. We sell airtime for an average of $15 per month for voice-only, an average of $8 for data-only and an average of $18 for combination voice and data. We also offer rental and bundled services that combine network usage with hardware. Short-term rental rates average $30 month while bundled long term packages range between $15 and $25 per month depending on model, features and usage.

We sell base stations and other infrastructure to end-user or dealer customers who have their own 220MHz spectrum. Voice and voice/data (low-speed data) systems typically sell for $8,000 to $12,000 per channel. The proprietary, digital data base stations sell for $40,000 to $60,000 for a single channel system. Additional channels can be added at $8,000 to $15,000. For project management, training and installation, we charge $1,500 per day for engineering services and $1,000 per day for technician or trainer services plus travel and expenses.

Prices for equipment and airtime for our public safety and critical infrastructure customers are dependent upon whether the customer has its own spectrum, prefers to lease our spectrum, or prefers to use our spectrum and pay under a negotiated airtime arrangement. Certain state and local agencies including public safety agencies own their own 220 MHz spectrum. In those circumstances, we would sell such customers our radio product and the sensor integration products and services to use on their own systems.

HOMELAND SECURITY/PUBLIC SAFETY SOFTWARE PRODUCTS AND SERVICES

We currently offer and sell homeland security solutions, upgrades and related services on a national basis to various end users, including but not limited to: local fire and police departments; local, county and state emergency management agencies; and other federal and state agencies.

We license GeoCommand first responder software pursuant to the terms of a settlement agreement with PSG, the licensor of such product. GeoCommand is a software program utilizing a Microsoft platform operating in a GIS (Geographic Information System) environment that provides a first responder to an emergency situation access to necessary information via overlaying map layers to make rapid decisions and provide situational awareness at the incident site.

We also offer on a limited basis EM2000 the emergency management software.EM2000 is a currently operational PC based emergency management software system that streamlines the flow of critical information during emergency incidents or major events, and provides command and control capabilities for government agencies to assist them in their response. We introduced a web version of our EM2000 product in fiscal 2003. We have determined that EM2000 needs to be re-engineered on a Microsoft Windows platform to better meet the needs of FEMA and the Department of Homeland Security for a prospective national incident management solution. Accordingly, at the present time, we continue to support our existing EM2000 customers, but are not engaging in any significant marketing efforts toward promoting this product. Current customers include the Emergency Operations Centers for the States of Alabama, Mississippi and Hawaii, County of Palm Beach County, FL, and the Port Authority for New York/New Jersey.

 Currently, we focus our sales and marketing efforts on sales of GeoCommand to the federal, state, and local governments and public safety agencies to enable them to prepare, manage and respond to large scale, natural or manmade disasters. Current customers include Los Alamos National Laboratory, NM and City of Roseville, CA.

PRICING OF HOMELAND SECURITY/PUBLIC SAFETY SOFTWARE

We price our software products and services based upon the number of servers and users for each software product. The pricing varies from $400 to $800 per subscriber, plus $10,000 for the administration module. In addition, we now charge an annual software maintenance fee that customers must continue to pay to retain access to the software. We also have a separate pricing schedule for the web browser based software for EM2000. In addition, we charge customers $1,200 per day for installation, training and customization of the programs. Customers receive 24 hour a day telephone support under the license agreements.

STRATEGY
--------

In the short term, we plan to emphasize the sale of data radios with AVL applications to small business users to assist them with the management of their service organizations Additionally, we believe that many of these users will have a need for wireless point of sale (credit card processing) applications which will increase the number of users on the network. We plan to enter into strategic alliances with value added resellers and integrators to market our products and services to the oil and gas Industry.

Future plans call for the development of a new hand held radio which would have better functionality than our current hand held product offering. To the extent that funding may become available of which no assurances are given, we estimate the cost of development of this new radio to be approximately $1,000,000 over approximately a one year period.

We are currently in the process of hiring a sales team to market our GeoCommand product to first responders. Longer-term strategies extend to the development of an "Integrated Model" solution for emergency management. The development of such product is dependent on funding and potential demand for such product.

The assets which we have acquired consisting of 220 MHz SMR licenses and related communications equipment, and in many, if not most instances, similar assets which we may acquire, do not constitute a "business" as such term is described in Item 310 (c) of Regulation S-B, and related Rule 11-01 (d) of Regulation S-X as there will be no continuity of revenue activity and no continuity of operations. Accordingly, pro forma financial information is not required.

SALES AND MARKETING INITIATIVES

Currently planned sales and marketing initiatives include the following:

     (1) Launch our AVL product in the Chicago area for the purpose of increasing our subscriber base on our existing network. We have prepared marketing materials and our Chicago network is comprised of eleven base stations that provide complete geographic coverage for such area. The network is currently populated primarily with taxi cabs using our CX2 data radios integrated with taxi meters and a credit card swipe for a wireless point of sale application. We plan to add additional taxis to the network, as well as AVL subscribers;

     (2) Build network infrastructure in selected geographic markets for the purpose of replicating the network operator model established in Chicago;

     (3) Enter into strategic alliances with value added resellers and integrators to market our data products and services to the oil and gas industry;

     (4) Launch a direct marketing campaign for GeoCommand, our GIS (Geographic Information Systems) mobile mapping product designed for first responders such as law enforcement, fire rescue, and utility companies. We conducted a survey in the third quarter of calendar 2004 of approximately 9,000 law enforcement, fire rescue agencies, and utilities companies, and received both a response rate and response demonstrating high interest levels for such products;

     (5) Continue to offer "build to suit" networks for enterprises requiring private network voice and/or data communications; and

     (6) Engage in discussions with various companies to market jointly additional products that are complementary to our wireless products and our homeland security products. Such companies may include Global Positioning Systems (GPS) providers, Computer Aided Dispatch (CAD) companies, and software application integrators and providers.

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

ENGINEERING AND PRODUCT INITIATIVES

Current engineering and product development initiatives include the following:

     (1) Developing a "next-generation over-the-air protocol for our data radio that approximately doubles current data transmission capacities;

     (2) Modify the base station controller board ("RRM") which will allow for improved manufacturing efficiencies;

     (3) Redesign of DATATracker - this is the OEM (Original Equipment Manufacturer) version of our data radio known as DATALynx(TM). This is necessary due to parts obsolescence issues;

     (4) Interface of RRM to ESP1000 (the Company's 20 watt base station) which will allow us to use our large inventory of 20 watt base stations without significantly affecting transmission efficiencies;

     (5) Numerous application software projects for sales, or potential sales, which, upon completion, can be offered as upgrades, or additional products/services/applications in order to improve subscription rates as well as increasing the average revenue per user of existing subscribers;

     (6) Sourcing and qualification of a new contract manufacturing partner for the assembly of circuit boards and RRM boards for data radios. Our current manufacturing source ceased operations on November 30, 2004. The Company took advantage of a "last production run" by this manufacturer to have additional inventory of circuit boards and RRM boards assembled. We recently finalized terms with two other contract manufacturers during January 2005 and do not anticipate any delayed sales given the aforementioned additional inventory assembled, and recently established arrangements with new contract manufacturers; and

     (7) Cost reduction for DATALynx radio - it is an ongoing engineering project to find ways to cut manufacturing costs for the radio. Possibilities include a molded plastic casing to replace the more expensive metal enclosure, replacement of components with less expensive alternatives, complete redesign of the radio.

All of the above initiatives are dependent upon the continued availability of sufficient working capital to implement and sustain these plans. No assurances can be given that such capital will be available or that these engineering initiatives will be successfully completed.

DISTRIBUTION CHANNELS
---------------------

We currently offer 220 MHz radio products and services through in-house personnel and outside independent sales representatives in certain regions of the country. In addition, local dealers are necessary to establish and service voice dispatch customers. Often, these dealers have their own local spectrum and have incentives to load their systems first. We are currently marketing in the local voice dispatch markets of Ohio, Michigan, Oregon and Washington.

Sales and marketing for our current radio product and service offerings are presently conducted primarily through sales calls to industry participants known to our marketing personnel through prior industry experience and contacts and through attendance at industry trade shows. However, a direct mail campaign has been designed for the AVL rollout in Chicago to be supported by calls from a direct sales team. Collateral materials for that marketing campaign are being designed. We also plan to create collateral materials specifically focused on products and services targeting the oil/gas industry. In the homeland security division, we have produced marketing materials specific to law enforcement, and fire rescue markets and have a planned direct mail campaign to distribute such materials pursuant to which direct sales telephone follow up can be made.

Customers for our homeland security software programs include emergency managers and public safety organizations, including police, fire rescue. At state and local government level, purchasing decisions can be affected by many decision makers as well as limitations due to the budgeting process. We believe that sales require a direct presence, and alternative methods of selling will not succeed. As a result, we offer homeland security software programs through in-house personnel, and plan to increase the size of our sales staff during the current fiscal year.

SOURCES OF SUPPLY
-----------------

We have an exclusive patent and related technology license agreement with DataMarine for 220 MHz radios, which, prior to the agreement, constituted the only U.S. manufacturer of voice/data 220 MHz SMR radios. We now purchase radios having the same specifications as Datamarine's land mobile radio products from an offshore manufacturer. There are other manufacturers available that manufacture radios; however, the offshore manufacturer from which we currently purchase radios has all the required tooling to manufacture such products and has substantial manufacturing capacity. Certain components of the radios from time to time become obsolete as new technologies develop. Currently, several components are no longer manufactured, and there is an estimated one-year supply of remaining components and additional components available from our manufacturers. While we could redesign the radio to include new components if necessary, we do not consider the voice radio to be critical to immediate future sales, and therefore do not plan to redesign the voice radio in the near future.

AG Communications, a subsidiary of Lucent Technologies, was our contract manufacturer for the CX2 data radio boards until ceasing operations in November 2004. Prior to that time the Company negotiated a final "build" of existing components, which were manufactured and delivered. The resulting inventory of data radios is expected to meet current demands for the products until the new contract manufacturer, Diversified Systems Inc. ("DSI") completes the initial production run. We recently issued a purchase order with another contract manufacturer, Connor Winfield (which acquired the assets of AG Communications), to begin production of both data radio and carrier boards in the fourth quarter of fiscal year 2005. Based on supplied documentation and site visits, we believe that the new contract manufacturers have increased manufacturing capabilities as compared to AG Communications. Such capabilities are expected to streamline the production process with improved prototyping capabilities, and end-to-end manufacturing. We expect to realize a cost saving as a result of lower manufacturing costs by utilizing these new contract manufacturers.

Expectations for a successful relationship with the newly identified contract manufacturers are dependent upon the Company's ability to attain our sales targets, and upon the availability of sufficient working capital to sustain production. No assurance can be given that such capital will be available, that we will meet our sales targets, or that such contract manufacturers will successfully manufacture the data radio components at the cost and quality levels as may be necessary or desirable.


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

The mobile wireless voice communications market is currently dominated by four companies: Sprint PCS /Nextel Communications, Cingular Wireless/AT&T Wireless, Verizon Wireless and Deutsche Telecom/T-Mobile. Nextel is a land mobile radio provider while the other companies provide cellular phone service. Although we do not anticipate competing in the mobile wireless voice communications market, these companies may also serve the voice dispatch and data communications markets that we continue to plan to serve.

While we will continue to offer and service voice dispatch customers in our existing markets, we plan to devote most of our resources to develop, market and sell telemetry and data services. These services include SCADA for utilities and other critical infrastructure, automatic vehicle location (AVL) and providing analog data services to customers currently serviced in the 800 MHz band. While competitors provide SCADA and AVL products and services, we believe that we offer a low cost, reliable competitive product from a hardware cost and monthly service fee standpoint. Operating our 220 MHz radio service provides an operating cost advantage due to our larger coverage areas and we can pass these operating cost savings on to our subscribing customers.

In addition, we believe that potential markets exist with users transmitting data in the 800 MHz and 900 MHz spectrum bands. Our radio technology uses a digital signal processor to convert analog signals to digital that allows the communication of data. Wireless providers are converting equipment used in the 800 MHz and 900 MHz spectrum bands to digital formats, which will allow greater data communications in such spectrums. We are not aware of digital radio technology capable of transmitting data in the 450 MHz spectrum at this time. While the price charged to customers is anticipated to increase for voice dispatch and data communications customers on the 800 and 900 MHz spectrums, the companies providing these services have greater marketing power and resources and may nevertheless be able to sell an increased cost product to customers. While switching to the 220 MHz spectrum may be a lower cost alternative to the expected increased costs for 800 and 900 MHz data communications, the ownership of the 220 MHz spectrum is highly fragmented, except for several owners of 220 MHz nationwide licenses, and does not currently have the critical mass to attract large numbers of users. One of the owners of two nationwide 220 MHz licenses, Access Spectrum, has received authorization from the FCC to act essentially as a lessor of spectrum.

In voice dispatch markets, our competitors include two national and a variety of small local companies which own and operate SMR systems in a number of different frequency bands, including 220MHz, 450MHz, 800MHz and 900MHz. Most of these SMR systems use analog technology and specialize in providing dispatch service. As a result of the ongoing consolidation efforts within the industry, we believe that eventually all of the 800MHz and 900MHz bands will be consolidated by one or more large digital operators such as Sprint PCS/Nextel Communications and that those users who do not want to remain on these frequencies for cost or other issues will have to relocate to other bands such as 220MHz and 450MHz. However, there can be no assurance that such acquisitions will continue to take place or that customers will be willing to switch to a new, expected lower-cost service. In addition, local dealers are generally necessary to establish and service voice dispatch customers. Often, these dealers have their own local spectrum and have incentives to load their systems first. We are not currently planning any large marketing efforts in the local voice dispatch markets outside of our current markets in Ohio, Michigan, Oregon and Washington.

Primary competitors to our Network Operator model include two nation-wide data networks that operate using 800/900MHz.

The Technology Provider model through which we provide network infrastructure, technology and wireless data radios, allows customers to operate their own private wireless data network. Our primary competitor in this area offers a similar private network solution utilizing 800/900 MHz spectrum. There is one other company with a significant portfolio of 220 MHz spectrum, however, this company doesn't offer the "end-to-end" suite of products for customers to operate their own private network. There can be no assurances that one or more other competitors will not acquire the necessary technology to offer equipment that utilizes the 2200 MHz spectrum.


COMPETITION IN HOMELAND SECURITY/PUBLIC SECURITY SERVICES

Our primary competitors in the emergency management and first responder market include Blue 292, Web EOC, Alert Technologies, and eTeam. Certain of such companies currently have substantially greater financial and other resources than the Company.

Our primary target customers that we sell homeland security solutions, upgrades and related services to on a national basis includes but are not limited to: local fire and police departments; local, county and state emergency management agencies; and other federal and state agencies.

To the extent that we may be successful in integrating our emergency management software applications with our wireless capabilities to provide a complete interoperable solution, we believe such product and service offering will make us uniquely different from our competitors. We require substantial funding to achieve this goal, with no assurances given that we will ever obtain the such funding

NEW TECHNOLOGIES

We may also face competition from other technologies and services that are currently being introduced and may be introduced in the future. The continued acceptance of analog SMR services and the acceptance of the services we plan to offer and anticipate offering may be adversely affected by the development and availability of new technology.

DEPENDENCE ON MAJOR CUSTOMERS
-----------------------------

For the year ended June 30, 2004, six customers accounted for 51% of our sales and the two largest customers accounted for 18% and 9% respectively of our sales. The sale to the largest customer was a sale of wireless data radios used to provide wireless credit card and vehicle location services in the Chicago area. As this was a once time event, we do not anticipate this customer again comprising a large percentage of our sales in the future. At June 30, 2004, five customers accounted for 48% of our accounts receivable. For the year ended June 30, 2003, four customers accounted for 58% of our sales. At June 30, 2003, five customers accounted for 48% of our accounts receivable, and one was a related party.

PATENTS AND LICENSES
--------------------

On February 1, 2002, we entered into an exclusive patent and related technology license agreement with DataMarine that granted us the exclusive license and right to make or have third parties make, use and sell in the U.S. and worldwide all 220 MHz land mobile radio products previously manufactured by Datamarine. Such agreement further provides for a term equal to the then remaining approximate seven-year life of the two land mobile radio related patents.

In April 2002, we entered into a ten (10) year emergency management software license agreement with PSG, a Missouri limited liability company. PSG's managing member at that time was Edward W. Lent, III, who was also then and until October 2002, a Company director and Executive Vice President/Public Safety. Such agreement acknowledges a pre-payment by the Company to PSG of $439,000 for the software license and provides for a ten percent royalty payment for each software program sold by the Company on a going-forward basis. PSG is obligated to pay Specialized Disaster Systems International, Inc. ("SDSI"), the licensor of the EM2000 and related software, a payment in cash or other consideration in the amount of $1 million on or before December 31, 2003. In the event that PSG does not pay SDSI the required amount by December 31, 2003, SDSI does not have the right to terminate the license agreement, and its sole remedy is to sue PSG for damages. Our sub-license agreement with PSG automatically renews for successive one year periods provided neither party is in breach of the agreement. Pursuant to such agreement, except for certain prior existing end-users, we have licensing rights to market and sell the various homeland security software programs that are the subject of such agreement, including the EM/2000; GeoCommand, for which we have an exclusive license as a distributor for such product; ILP + Health and Safety; SARA Title III Reporting; and EM/2000 Backup Services Software. Each of such software programs relates to a specific incident management situation.

In April 2002, we entered into a five (5) year agreement (subject to automatic one year renewals on the same terms and conditions provided neither party is in default thereunder) with SLC which was then managing approximately two hundred
(200) combined 220 MHz SMR licenses and systems with coverage in thirty seven
(37) of the top fifty (50) Metropolitan Service Area ("MSAs") markets in the United States. Pursuant to such agreement, the Company received on a non-exclusive basis, use and access to such systems then and as may later be managed by such company for public safety/emergency disaster relief usage. Such agreement provides for payments to such entity for and on behalf of the 220 MHz SMR systems it manages of up to $1,000,000, all of which was prepaid by the Company through the end of June 2002. In February and June 2003, we acquired certain of the 220 MHz SMR licenses and systems under this license agreement, and reduced the purchase price of the acquisition in the amount of $680,000, which is the estimated value of the licenses related to the systems acquired.

In June 2003, we settled litigation against Public Safety Corporation ("PSC") under the terms of the settlement, we now market our first responder software under a new rebranded name (renamed "GeoCommand"), have all rights to make, use, copy, distribute, modify, sublicense and make derivative works of the rebranded software, and have the exclusive rights to the rebranded software and any derivative works. PSC also remarkets the software under a new name.. We agreed with PSG to terminate certain sections of our sub-license agreement dated April 26, 2002, and PSC and PSG terminated their software license agreement dated March 18, 2002. We agreed with PSC not to contact each others customers for a period of two years. We agreed to pay a royalty equal to twenty five percent of new product sales of GeoCommand directly to PSC for a period of 18 months, after which all royalties will terminate, and we will then own a fully paid-up, non-exclusive, worldwide, royalty free license to the software. No sales of GeoCommand took place during the said royalty period and therefore no royalties were paid to PSC.


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

In 1997, the FCC restructured the licensing framework governing the 220 MHz Service by replacing the original Phase I lottery, licensing system with a Phase II auction licensing process. Unlike the site specific Phase I licenses, the service area for Phase II licenses to be awarded by auction were comprised of defined geographic areas, which were based upon Economic Areas ("EAs") developed by the Bureau of Economic Analysis of the U.S. Department of Commerce. In addition to the EAs, the Phase II auctions would include licenses for larger, regional areas called Economic Area Groupings ("EAGs'), which were comprised of groupings of EAs and encompassed the sum total of all EAs. Nationwide Phase II licenses also would be awarded. In addition, the Phase II licenses included more frequencies than the Phase I licenses, with EA licenses receiving 10 channels each, EAG licenses receiving 15 channels, and nationwide licenses comprised of 10 channels each. In all, the Phase II auction offered 3 Nationwide licenses, 30 regional licenses (EAGs) and 875 EA licenses. These licenses would "overlay" the existing Phase I licenses and would be subject to certain interference protection criteria with respect to the Phase I licenses.

In 1998, the FCC commenced the auction for Phase II 220 MHz licenses. The Phase II auction was conducted in two tiers: the first auction, completed in October 1998, resulted in the award of 908 220 MHz licenses; the second auction, completed in June 1999, resulted in the award of 225 220 MHz licenses.

LEGISLATIVE TRENDS IN THE 220 MHZ SERVICE

In 1993, Congress passed the Omnibus Budget Reconciliation Act ("Budget Act") that amended the Communications Act of 1934, to categorize all mobile radio services as either commercial mobile radio service ("CMRS") or private mobile radio service ("PMRS"). The FCC was then instructed to adopt consistent regulations for all CMRS licensees and PMRS licenses, respectively. Previously, mobile wireless services were regulated based on the title of the service, such as cellular or SMR, and the associated frequencies utilized, and whether the service was being offered by a "common carrier." By categorizing mobile radio services more precisely, Congress believed that similar services would be regulated in a similar manner, thereby promoting competition in the marketplace.

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

In 1998, the FCC relaxed certain technical restrictions in the 220 MHz band, in order to permit increased types of wireless services and business options in the band. Thus, for example, the FCC provided that all 220 MHz nationwide and non-nationwide Phase I and Phase II, Government and non-Government licensees, including non-CMRS providers, would be permitted to operate fixed stations and provide fixed communications and one-way and two-way paging services on a co-primary basis, i.e. not ancillary to primary land mobile operations. By permitting fixed as well as mobile operations in the 220 MHz service, the FCC sought to encourage 220 MHz licensees to compete more effectively in the wireless communications marketplace and to broaden the array of services available to consumers, while still providing for additional applications of narrowband technology. Also as part of this effort to increase use of the 220 MHz band and improve competition in the marketplace, the FCC expanded the eligibility rules for licensees in the 220 MHz band to include wireline providers.

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

BUSINESS TRENDS IN THE 220 MHZ SERVICE

The SMR industry has undergone a tremendous level of consolidation in the past decade, with Nextel Communications acquiring significant amounts of 800 MHz SMR and 900 MHz SMR spectrum. With respect to the newer 220-222 MHz service, many licensees have focused on identifying customers and loading them onto the 220 MHz systems in order to support system build-outs in accordance with FCC service requirements. Certain 220 MHz service providers have focused on the acquisition of licenses to complement their current authorized service area, either through partitioning and disaggregation, or through the outright purchase of the FCC licenses. The Company has entered into agreements with third parties for the partitioning of its licensed service areas and/or the disaggregation of its licensed spectrum to augment its presence in particular markets.

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

With respect to the Phase II licenses, the FCC requires licensees to meet certain benchmarks of service tied to the issuance of the license. Specifically, within five years of the grant of a Phase II EA or EAG license, the licensee is required to provide service to one-third of the population. Moreover, within the initial license term, e.g., 10 years, the licensee must provide service to two-thirds of the population within its geographic area. With respect to Phase II nationwide licenses, within five years of license issuance, the licensee must provide coverage to a composite area of at least 750,000 square kilometers or serve at least 37.5% of the United States population. Within 10 years, the Phase II nationwide licensee must provide coverage to a composite area of at least 1,500,000 square kilometers or serve at least 75% of the United States population. In the event that the Phase II nationwide licensee does not construct its system to meet these respective thresholds, the FCC will automatically cancel the entire license, and will not credit the licensee for any of the sites that it may have already constructed. All 220 MHz licensees are also required to comply with the technical requirements specified in the FCC's rules to ensure that their systems do not cause unauthorized levels of interference to other licensees. These Phase II licenses are issued for a period of ten years and are subject to construction and operational requirements within five years and ten years from the date of issuance. In March 2004, the Company was compliant with the initial five-year requirement. Subsequently, in May 2004, the FCC extended this construction deadline an additional three years, until March 2007.

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

GOVERNMENT REGULATION IN HOMELAND SECURITY
------------------------------------------

There are currently no significant regulatory trends in emergency management software. However, software in general is subject to the terms and conditions of license agreements, patents, copyrights, trademarks and Federal and state laws pertaining to such matters.

RESEARCH AND DEVELOPMENT
------------------------

The Company expended research and development costs of $663,470 and $40,556 for the years ended June 30, 2004 and 2003, respectively. The research and development costs for the year ended June 30, 2004 were a result of the acquisition and further development of the CX2 data technology. We fully expensed such research and development costs during the year ended June 30, 2004.

COSTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS
-------------------------------------------

We are not presently affected by and do not have any costs that require us to comply with environmental laws.

NUMBER OF EMPLOYEES
-------------------

As of June 30, 2004 and February 28, 2005, we employed 31 and 28 persons, respectively, on a full-time basis, including our Chief Executive Officer/President. We currently believe that we will have to significantly increase the number of our employees as we may expand our business due to the numerous employee functions inherent in our business, i.e., sales, service, maintenance, billing and other services. Our personnel are not subject to any collective bargaining agreements and management believes that its relationship with its personnel is good.

ITEM 2 DESCRIPTION OF PROPERTY.

Our principal executive offices are located at 5440 N.W. 33 Avenue, Fort Lauderdale, Florida 33309. During April 2004, we signed an eighteen-month lease to rent approximately 6,870 square feet at an average monthly rental over the lease term of $8,197 per month. The lease terminates in April 2007. In addition, our engineering and operations office is located at 8330 South Madison, Burr Ridge, IL 60527. The lease which has been in effective since February 2002 is for 10,205 square feet at a rate of $12,560.74 per month. This lease which expired on December 31, 2004 was renewed through December 31, 2006. We renewed the lease for 6,508 square feet, a size adequate for our current and reasonably foreseeable needs at an average monthly rental over the lease term of $6,622 per month.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to and none of our property is subject to any pending or threatened legal, governmental, administrative or judicial proceedings except as described below.

We previously received correspondence from counsel for a third party vendor alleging the Company's wrongful retention, conversion and misappropriation of certain equipment and demanding its return. Such correspondence alleged that the equipment had a value of $325,000 and threatened the institution of legal action if the equipment was not promptly returned. The Company and such third party vendor settled this matter by our delivery of the disputed equipment in February 2005. No further communication has been received to date.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

HOLDERS:

As of February 28, 2005 there were 25,123,674 shares of common stock issued and outstanding and approximately 400 shareholders. We also have as of February 28, 2005 outstanding warrants which are currently exercisable and which, if exercised would result in the issuance of an additional 14,128,965 shares of our restricted common stock. A substantial number of our shareholders are themselves equity owners in entities that owned and/or minimally operated, if at all, 220 MHz SMR licenses and/or systems.

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

As of June 30, 2004, we did not have any compensation plans, including individual compensation arrangements, under which equity securities of the Company are authorized for issuance, except as follows:

---------------------------------------------------------------------------------------------------------------
Plan Category         Number of securities to be     Weighted-average           Number of securities remaining
                      issued upon exercise of        exercise price of          available for future issuance
                      outstanding options,           outstanding options,       under equity compensation plans
                      warrants and rights            warrants and rights        (excluding securities reflected
                                                                                in column (a)
                              (a)                           (b)                               (c)
---------------------------------------------------------------------------------------------------------------
Equity                  None                         Not applicable             Not applicable
compensation
plans approved by
security holders
---------------------------------------------------------------------------------------------------------------
Equity                  92,500*                      $3.00*                     *
compensation plans
not approved by
security holders
---------------------------------------------------------------------------------------------------------------
Total                   92,500                       $3.00                      *
---------------------------------------------------------------------------------------------------------------


* On June 3, 2004, we entered into a consulting services agreement with Mr. David George whereby Mr. George agreed to serve as a part-time consultant to the Company on an independent contractor basis for various project areas, including product development and engineering, sales and marketing support, administration, spectrum management and network development, and to resign as an officer and employee. Mr. George formerly served as our Chief Operating and Technical Officer. During the year ended June 30, 2004, the Company issued warrants to purchase 92,500 shares of our restricted common stock to Mr. George, in conjunction with his employment agreement. These warrants have an exercise price of $3.00 per share through April 28, 2012, which was in excess of the Company's $2.50 per share fair value of its common stock at the date of grant, therefore no compensation charge has been recorded pursuant to APB No. 25.

The Company has adopted an employee stock option plan pursuant to which up to 2,000,000 shares may be issued. Such plan was approved by the shareholders of the Company in December 2003. No options were issued as of June 30, 2004. Options to purchase 277,500 shares were granted on October 22 2004 to employees at $3.00 per share. 50% vested immediately and the remaining 50 % vest on April 22, 2005. Any issuances of common stock under such plan will cause dilution to existing shareholders.

During the quarter ended June 30, 2004, we issued the following Company securities pursuant to Section 4(2) of the Securities Act of 1933, as amended ("Securities Act"), based upon the limited number of offerees, their relationship to the Company, their status as accredited investors, the amount of securities offered in each offering, the size of the respective offerings, and the manner of each offering:

We issued units at a price of $7,500 per unit to accredited investors pursuant to Rule 506 under the Securities Act; each unit is comprised of 3,000 shares of restricted common stock and a warrant to purchase 1,500 shares of restricted common stock at an exercise price of $3.00 per share for a period of 3 years from the date of issuance, subject to customary adjustments. Additional warrants are issued to investors in the offering when their cumulative investment in the offering exceeds certain breakpoints. The terms of another private placement offering are as follows: each unit is priced at $25,000 and is comprised of 10,000 shares of restricted common stock, $0.0001 par value per share, and warrants to purchase 40,000 additional shares of the Company's restricted common stock at an exercise price of $3.00 per share for a period of 3 years from date of issuance, subject to customary adjustments. A subscriber must subscribe to purchase a minimum of four units, subject to the Company's discretion to accept less than such amount. The gross offering proceeds during such quarter for such offerings were $1,162,500. Each of the certificates representing shares of common stock and warrants bear a restrictive legend restricting transferability under the Securities Act.


FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS
------------------------------------------------

We make statements in this Report on Form 10-KSB, as well as in our press releases or verbal statements that may be made by our officers, directors or employees acting on behalf of our Company, that are not historical fact and constitute "forward-looking statements." Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to be materially different from the historical results or from any results expressed or implied by such forward- looking statements. Factors that might cause such a difference include, without limitation, the information set forth below. In addition to statements, which explicitly describe such risks and uncertainties, statements labeled with the terms "believes", "belief", "expects", "plans", or "anticipates" should be considered uncertain and forward-looking. All cautionary statements made in this Report, should be read as being applicable to all related forward-looking statements wherever they may appear.

GOING CONCERN CONSIDERATIONS ARE APPLICABLE TO OUR BUSINESS AND OPERATIONS. Our financial statements appearing elsewhere in this Report, have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Management realizes that we must generate capital and revenue resources to enable us to achieve profitable operations.

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

We have a serious working capital shortage, and must continue to seek and secure significant capital from outside funding sources, as cash flow from operations is insufficient to sustain our operations. No assurances are given that we will be successful in obtaining such needed capital. Our inability to promptly secure needed capital will materially adversely affect the Company and its operations, as we believe our current cash position and anticipated receipt of revenues will enable us to sustain current operations for up to approximately two months.


WE HAVE LIMITED OPERATING HISTORY, AND THERE ARE NO ASSURANCES OF FUTURE PROFITABILITY. Revenue and income potential for our current business and operations model is uncertain and a lack of profitable operating history makes it difficult to evaluate the future prospects of our business. We anticipate that profits, if any, will be derived from our success in selling our software products, and "loading" or obtaining telemetry and data subscribers to the systems we may operate, and selling technology solutions for private use, of which no assurances are given. We are subject to all the substantial risks inherent in the development of a business enterprise within two industry segments that have only generated limited revenues to date. Accordingly, no assurances can be given that our business will ever be successful or that we will ever be or remain profitable.

WE DEPEND ON OUR MANAGEMENT AND REQUIRE ADDITIONAL MANAGEMENT IN ORDER TO EXECUTE OUR OPERATING PLAN. The success of our business is materially dependent upon the continued services of our Chief Executive Officer/President, Mr. Hanan "Hank" Klein. While Mr. Klein has had business experience within the 220 MHz SMR and telecommunications industries, no assurances are given that such collective prior experience will assure our profitability or success. We do not presently have any key man life insurance on Mr. Klein; while we intend to apply for such insurance in such an amount as we deem appropriate, it is uncertain at this time as to when we will apply for and obtain such insurance. We believe that we need to retain additional qualified management in several functional areas including sales, marketing and finance and retain additional sales personnel in order to execute our business plan successfully. Our continued working capital shortage has prevented us from retaining additional personnel and there are no assurances that we will obtain sufficient funding from outside sources or operations to retain such additional persons.

WE PLAN SEVERAL MARKETING INITIATIVES FOR WHICH WE WILL EXPEND CONSIDERABLE SALES, MARKETING AND OTHER COSTS. .We plan to shortly launch our AVL product in the Chicago area for the purpose of increasing our subscriber base on our existing network, build network infrastructure in selected geographic markets for the purpose of replicating the network operator model established in Chicago, and enter into strategic alliances with third parties to market our voice and data technology and offer customized, integrated solutions for public safety, critical infrastructure, homeland security and industrial/commercial markets. These initiatives are dependent upon the continued availability of sufficient working capital to implement and sustain these plans. No assurances can be given that such capital will be available or that these marketing initiatives will be successful in achieving profitability for the Company.

WE ARE UNCERTAIN OF OUR CONTINUED ABILITY TO MEET OUR DEVELOPMENT AND OPERATIONAL NEEDS. We will require substantial additional capital to fund our operations, including continued research and development costs for support of our software products and CX2 Technology, network construction and operations. Revenues from operations are not currently sufficient to sustain present operations, and we will continue to require funding from outside sources for the current foreseeable future, the availability of which cannot be assured. We are currently seeking capital through additional equity financing. If additional funds are obtained by issuing equity securities and/or debt securities convertible into equity, dilution to existing shareholders will result, and future investors may be granted rights superior to those of existing shareholders. There can be no assurances, however, that additional financing will be available when needed, or if available, on acceptable terms. There are no current agreements, arrangements, or understandings for any equity and/or debt financing. The failure of the Company to obtain such financing as required or otherwise desired will have a material adverse effect upon the Company, its business and operations. Traditional sources of financing are currently more difficult to access. If we cannot secure any traditional sources of financing and cannot otherwise access required capital, our business and operations will be negatively impacted even if demand for our services is present.

THE UNITED STATES ECONOMY CONTINUES TO SLOWLY RECOVER FROM A RECESSION AND FUTURE ECONOMIC TRENDS ARE UNCERTAIN. The U.S. economy has experienced an economic downturn, and state budgets have been reduced due to lower tax revenues. The economy is recovering without any significant improvement in unemployment, and it is uncertain that the recovery will continue. We are currently unable to predict with any certainty the impact, if any, of such economic uncertainty on prospective demand for our products and services or our financial condition or results of operations.

WE HAVE AN EXTENDED SELLING PROCESS WITH SOME CUSTOMERS AND A CONCENTRATION OF RISK ASSOCIATED WITH OUR HOMELAND SECURITY SOFTWARE MARKET. Some state and local governments expend funds based upon annual budgeting restrictions, and sales to such states and local governments have a longer selling cycle than for other customers. Also, we currently generate most of our software revenue from state and local governments, and therefore have a concentration of risk associated with these customers.

THERE ARE DEVELOPMENT RISKS ASSOCIATED WITH OUR 220 MHZ BUSINESS. We intend to grow our 220 MHz radio systems business primarily by: offering additional products and services and by expanding our service or coverage areas and thereby our subscriber base. Development involves substantial risks, further enumerated herein, including the risk: (a) that we will not convince customers as to the advantages of our products and services over competitor products and services
(b) that our marketing efforts to "load" our operating networks will continue not to proceed as rapidly as desired due to working capital constraints for sales and marketing efforts or otherwise not be successful; (c) that our operating networks will not achieve desired revenue or profitability levels as timely as we plan; (d) that substantial additional financing, which will be necessary, may not be available or if available, might not be on favorable terms; (e) of changes in applicable laws, rules, regulations and interpretations which may adversely effect our business and operations; (f) that we may not be able successfully manage or integrate previous asset purchases with our operations; (g) of competition from other 220 MHz SMR operators as well as other providers of wireless communication and public safety services, many of the latter of whom have substantially greater financial and other resources than the Company; (h) we may not for whatever reason(s) be successful in our marketing efforts to the homeland security/public safety services sector; and (i) of technology changes within the wireless communication industry and our potential inability to adopt such changes to our network operations systems if so desired by prospective or then current subscribers either due to technology constraints which may be inherent to the 220 MHz radio spectrum, financial constraints, or otherwise. There can be no assurances that we will be successful in executing upon our business plan.

THERE IS UNCERTAINTY OF FUTURE BROAD BASED MARKET ACCEPTANCE OF PRODUCTS AND SERVICES WITHIN THE 220 MHZ SMR INDUSTRY. Although numerous 220 MHz systems are operational in the United States, including many "mom and pop" system operators which produce minimal revenues, and fleet operators, many other systems are "operational" in the sense that they were constructed in advance of FCC construction deadlines, are available for "loading" of subscribers, but are otherwise producing minimal or no subscriber revenues. The 220 MHz SMR industry may therefore continue to be viewed as having a less than successful operating history subject to uncertainty concerning the operational viability of many markets.

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

THERE ARE RISKS ASSOCIATED WITH SELECT ASSET PURCHASES. During fiscal years 2003 and 2004, the Company purchased certain 220 MHz SMR licenses and related equipment and other select assets from other 220 MHz SMR system owner/operators for Company securities, and assumption of certain liabilities. We continue to review potential additional acquisitions of 220 MHz SMR licenses to expand our service or coverage area. To the extent that we are not able to generate revenues as quickly or to the extent desired, such acquisitions could put a strain on our operating earnings and cash flow due to higher depreciation, amortization and tower lease expenses and related operating costs.

In November 2003, we acquired substantially all of the assets of Sophia which included a nationwide ten-channel, two regional, and eight economic area 220 MHz SMR licenses issued by the FCC. Also included were related communications equipment, Sophia's proprietary-radio technology and other assets including inventory and computer and office equipment. The Company continued to develop this proprietary radio technology and was required to expend further resources in bringing this product to market, which resulted in a delay in revenue generation from such radio technology until recently. Revenues have been minimal to date. While no assurances are given, we believe that planned joint marketing efforts with Merrick Systems targeted to the oil and gas industry may generate additional revenues for our data radio products.

While management believes, based upon its acquisitions and informal discussions with industry trade association personnel, that there still may be many owner/operators of SMR systems with minimal or no subscriber base who do not desire to further proceed with the substantial effort, time and expense required to load and otherwise operate their SMR systems and may be desirous of selling certain assets comprising their systems for securities and/or cash, no assurances are given that we are correct in our belief. To the extent that we are successful in purchasing any such select assets, no assurances are given that we will be successful in integrating such assets with our current systems. We will generally be limited to effecting asset purchases, if at all, involving SMR equipment compatible with our planned systems and equipment.

THERE ARE POTENTIAL CONFLICTS OF INTEREST BETWEEN MANAGEMENT AND THE COMPANY. Our principal executive officer and sole director, Mr. Klein, devotes full-time to the business of the Company. Management is not currently aware of any known or potential conflicts at this time other than: Mr. Klein is the sole director of the Company, and therefore is the sole determiner of the Company's overall business strategy and of his employment compensation and his spouse's de minimis minority equity ownership interest in certain entities which owned 220 MHz SMR licenses and related communications equipment which we have previously purchased; We have adopted a Code of Ethics for handling any conflicts which may arise between the interests of the Company and the interests of any member of management. Company security holders will be relying solely on our management's and our Board of Directors' judgment concerning the resolution of any conflicts or potential conflicts and compliance with such Code of Ethics.

WE FACE INTENSE COMPETITION WITHIN BOTH OF OUR BUSINESS SEGMENTS. The wireless communications industry and homeland security/public safety industry are highly competitive and influenced by the introduction of new services by, and the marketing and pricing activities of, industry participants. We will compete with numerous other businesses engaged in each such industry which market competitive services and products as those marketed and planned to be marketed by the Company, many of which businesses have or may have substantially greater capital and other resources than the Company. Certain of our emergency management and first responder software competitors have a greater installed base of software and larger sales forces and software development teams than we have. Such companies may also have greater financial resources than we do. The greater financial resources of many cellular telephone companies, as well as certain 800 MHz SMR service providers, currently permit such entities to offer creative pricing and incentive packages which we cannot presently offer and may not be able to offer in the future. Improvements in technology may adversely impact the demand for our services, which could adversely affect our operations. Other modes of wireless communications such as cellular, specialized mobile radio (800 and 900 MHz), personal communications systems ("PCS") and one-way paging are examples of current competing technology. While we believe, due to the costs for such services compared to the relatively low cost of 220 MHz SMR service, that 220 MHz SMR service may be ideal for radio dispatch and data subscribers as well as other potential end-users, including providers of public safety services, no assurances are given that we are correct in our belief, or that we will successfully compete.

FCC REGULATIONS-GENERALLY. The licensing, construction, operation, sale, interconnection arrangements and acquisitions of 220 MHz SMR systems are all regulated by the FCC. These regulations are subject to change, which changes could adversely affect our financial condition and results of operation.

THE SARBANES-OXLEY ACT HAS INCREASED OUR LEGAL, ACCOUNTING AND ADMINISTRATIVE COSTS. The Sarbanes-Oxley Act, passed by Congress in 2002, substantially increased our legal, accounting and administrative costs in order to comply with its provisions, as is the case with public companies generally. It is expected that such Act, together with various SEC rules and regulations implementing such Act, will continue to impact such costs unfavorably in view of the evolving regulatory environment.

WE HAVE CERTAIN ANTI-TAKEOVER PROVISIONS IN OUR ARTICLES OF INCORPORATION AND BYLAWS. Our Articles of Incorporation, as amended, provide for a staggered Board of Directors. Mr. Klein's term expires in 2007. Our Articles of Incorporation, as amended, also provide for a substantial number of shares of common stock and "blank check" preferred stock authorized for issuance. Our Bylaws provide, among other things, and in pertinent part, that nominations for election to our Board of Directors, other than those made by the Board of Directors, shall be made by written notification delivered to the Company not less than 20 and not more than 50 days prior to any annual or special meeting of shareholders called for the election of directors. Such provisions may have the effect of discouraging any takeover of the Company by others.

PENNY STOCK SALES RULES MAY ADVERSELY AFFECT THE PRICE OF OUR COMMON STOCK. The Securities Exchange Commission ("SEC" or "the Commission") has adopted regulations, which generally define penny stock to be equity securities that have a market price of less than $5.00 per share. Such designation imposes additional sale practice requirements on broker/dealers that sell such securities to persons other than established customers and institutional accredited investors. For transactions covered by these regulations, a broker/dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. These regulations may restrict the ability of brokers, dealers and investors to sell our common stock to the extent our common stock may ever be publicly traded and be subject to such regulations. We have over 25 million shares outstanding, and have limited lock-up agreements with many of our shareholders that limit their selling activity for a period of time after when we may commence trading. While we plan to make application to trade our common stock on the OTCBB, we have not yet determined when we will make such application. There is no assurance that, if and when our stock begins trading, our stock price will increase, or that excessive selling pressure would not adversely affect our share price.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report on Form 10-KSB contains forward-looking statements within the meaning of and which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to be materially different from historical results or from any results expressed or implied by such forward-looking statements. Forward-looking statements generally are accompanied by words such as "anticipates," "belief," "believes," "estimates," "expects," "intends," "plans" and similar statements, and should be considered uncertain and forward-looking. Any forward-looking statements speak only as of the date on which such statement is made, are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements, whether as a result of new information, future events or otherwise. Factors that could cause our results to differ materially from the results discussed in such forward-looking statements include, without limitation: going-concern considerations; uncertain continued ability to meet our development and operational needs in view of our serious working capital shortage; recently adopted cost reduction programs due to our serious working capital shortage which may affect our ability to attain stated objectives; no assurances of and uncertainty of future profitability; our plan to enter new, untested markets; need for replacement manufacturer of certain components of our key data radio product; our dependence on our management and the requirement of additional management in order to execute our operating plan; the uncertainty of the U.S. economic recovery and economic trends; the extended selling process with certain of our customers, and a concentration of risk associated with our homeland security software market as most of our software revenue is from state and local governments and agencies; the uncertainty of future broad based market acceptance of our 220 MHz products and services; our ability to successfully integrate acquisitions, including our acquisition of certain assets of Sophia Communications, Inc ("Sophia")., which has strained our operating earnings and cash flow as revenues have not been generated as quickly or to the extent desired; the impact of competitive services and pricing; the Sarbanes Oxley Act has increased our legal, accounting and administrative costs; and as further set forth in our press releases and other reports filed with the Commission Many of such risk factors are beyond our control. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the results anticipated in these forward-looking statements contained in this Report will in fact occur. All forward-looking statements wherever they may appear are expressly qualified in their entirety by the cautionary statements in this section. We undertake no obligation to update any such forward-looking statements


OVERVIEW

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

We have a serious working capital shortage, and must continue to seek and secure significant capital from outside funding sources, as cash flow from operations is insufficient to sustain our operations. No assurances are given that we will be successful in obtaining such needed capital. Our inability to promptly secure needed capital will materially adversely affect the Company and its operations, as we believe our current cash position and anticipated receipt of revenues will enable us to sustain current operations for up to approximately two months.

Given the serious working capital shortage, management has recently administered several cost reduction programs including payroll expense reductions in the form of layoffs, reductions in work hours and reductions in pay. We have also reduced other general and administrative expenses. Management continues to have discussions with key vendors to renegotiate payment terms.

We entered into an informal agreement with Sophia to extend the payment to Sophia of an interest payment of approximately $60,000 which had been due to be paid on June 30, 2004 pursuant to the terms of a promissory note in the amount of $2,900,000 issued by the Company to Sophia in November, 2003, in connection with an acquisition of certain material assets discussed below. We recently made a $20,000 payment towards such $60,000 obligation.

At June 30, 2004 we had negative working capital of $(1,674,342) and long-term debt of $2,993,050. Since our inception, we have incurred losses of $(16,292,724), and during the fiscal year we used cash in operating activities of $(3,564,011).

Our objectives over the next twelve months in order of priority are to: (a) develop our telemetry and commercial data transmission markets, both as a technology provider and as a network operator; (b) launch our AVL (automatic vehicle location) product in the Chicago area followed by other select markets;
(c) initiate a direct mail campaign for the purpose of marketing Geocommand, our licensed homeland security software first responder GIS (Geographic Information Systems) product; (d) continue product engineering and development projects currently under way relating to wireless products, including an improvement to the data protocol that increases network capacity, modifying DATALynx(TM) design to replace obsolete components and begin work on next generation products; (e) continue the acquisition of select assets comprising constructed 220 MHz SMR systems to further enhance and consolidate our position as a leading spectrum holder in such frequency band; and (f) continue pursuing strategic alliances with companies whose products and services are supportive of ours.

In view of the current working capital shortage, some or all of these objectives may not be achievable, and the Company may decide to cancel or postpone product launches, forego advertising campaigns, discontinue product engineering and development, forego the acquisition of additional spectrum and withdraw from any or all strategic alliances.

We have determined not to currently pursue further development of an integrated homeland security software/sensor communications 220 MHz radio communications systems solution due to the anticipated cost and time associated with such project, which funds and time we believe can be better utilized for the objectives described above. We have successfully conducted a demonstration of the technical effectiveness of such system for potential customers using a limited number of sensor devices.

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

In October 2004, we extended the exercise period for certain warrants for a period of one year from their respective expiration dates. These warrants were issued in a private placement which commenced October 17, 2001 and ended April 26, 2002 and relate to 3,410,000 shares; all warrants were originally due to expire during the Company's fiscal year ending June 30, 2005, and have an exercise price of $1.50 each.

In November 2004, a partnership agreement was signed with Merrick Systems, Inc. ("Merrick Systems") the terms of which the parties agreed to be confidential (The agreement is marked "Confidential"). Merrick Systems designs, develops, produces software for the petroleum and natural gas industry. Merrick Systems' product and service offerings include field data capture, production allocations and other back office support, regulatory compliance, well asset management, equipment maintenance, project management, well measurement and monitoring systems. Such company also provides consulting services for the petroleum upstream and midstream markets.

Merrick Systems will act as distributor and integrator to the oil/gas industry for CX2 products and services. Adding the CX2 wireless solution allows Merrick Systems to offer the industry an end to end solution for real-time well automation services. The successful deployment of the new TDMA ("Time Division Multiple Access") enhanced Slotted Aloha protocol for CX2's pilot program with Devon Energy Corporation (Devon Energy) in the Carthage Texas area, effectively ended the "proof of concept" phase, thus positioning us to enter the commercialization phase of our products and services. Merrick Systems' name visibility and expertise provides a powerful alliance and entry into this market segment for the Company.


CERTAIN ACQUISITIONS

In November 2003, we acquired substantially all of the assets of Sophia, which included a nationwide ten-channel, two regional, and eight economic area 220 MHz SMR licenses issued by the FCC. Also included were related communications equipment, Sophia's proprietary-radio technology and other assets including inventory and computer and office equipment for an aggregate purchase price of $16.2 million. The purchase price was paid with 5,000,000 shares of the Company's restricted common stock valued at $2.50 per share, the assumption of certain obligations totaling $311,000, the issuance of a $2,900,000 promissory note payable on or before December 31, 2007 with simple interest at the rate of

4% per annum payable semiannually, a warrant to purchase 1,000,000 shares of the Company's restricted common stock at an exercise price subject to certain determinations, but not more than $6.00 per share, exercisable through December 31, 2007, $300,000 in cash and a $400,000 promissory note with simple interest at the rate of 4% per annum payable on or before January 31, 2004, which due date was later extended and payment made in full. The consideration of common stock and warrant was held in escrow until December 31, 2003, when the FCC formally authorized Sophia to transfer the licenses; the Company took title to all other assets at the closing. The common stock and shares of common stock underlying the warrant are subject to certain "piggyback" registration rights.

The promissory notes are secured by a pledge of the common stock of SMR Management, Inc., a wholly-owned subsidiary of the Company, which owns the FCC licenses. The Company has exclusive worldwide rights to the radio technology except in Mexico, Latin and South America, where Sophia retains non-exclusive rights to use the radio technology. While the acquisition presents opportunities to increase sales and enter new markets, the Company will have to continue to seek additional capital from outside funding sources to sustain existing and new operations.

This acquisition has significantly improved our capabilities within the 220MHz SMR spectrum due to the spectrum acquired and proprietary radio and enabling technology that enhances data transmission and related operating efficiencies within that frequency band. Our prior technology offered the capability of approximately 300 users per channel as full capacity, assuming an average polling time of once every 5 minutes. 2,000 users per channel utilizing the same application and polling time is possible with the data radio and enabling technology acquired. An in-house engineering project concluded in September 2004, has doubled the capacity to approximately 4000 users per channel utilizing the same application and allowing for faster polling times will now be possible. The additional capacity has enhanced our wireless revenue model both as a network operator, and as a technology provider.

We recognized $363,000 of revenues from former customers of Sophia for the fiscal year through June 30, 2004. The majority of these revenues were related to deferred revenue, prepayments from customers acquired from Sophia that the Company subsequently supplied the related products and services. This amount is significantly less than what was originally planned due in part to issues related to the end-to-end solutions for these customers, as well as integration matters relating to compatibility issues. Problems and issues of customers have either been fixed or are being addressed. The Company continues to believe that the technology will enhance our wireless revenue model as more users may be added to the system.

On December 5, 2003, we entered into an asset purchase agreement with various equipment owners and license owners to acquire various 220 MHz SMR Federal Communications Commission ("FCC") licenses and related communications equipment, as well as certain other assets, for an aggregate purchase price of $8,987,000, to be paid with the issuance of 2,998,000 shares of the Company's restricted common stock valued at $2.50 per share, and promissory notes payable in the amount of $1,492,000.

On May 27, 2004, we and certain of such equipment owners and license owners closed upon the acquisition of certain of such assets, including certain of such 220 MHz FCC licenses, related communications equipment, radio inventory, certain office equipment, internally developed software and data based programs relating to industry-wide participant ownership of 220 MHz spectrum utilized for spectrum auction strategy and incumbent co-channel interference analysis, as well as certain other assets, for an aggregate purchase price of $7,495,000, including $2,240,000 of assumed obligations (trade accounts payable, promissory notes and other accrued expenses). The purchase price was paid with 2,102,000 shares of the Company's restricted common stock valued at $2.50 per share. The aggregate consideration for such purchased assets was determined based upon management's analysis of the fair market value of such assets taken as a whole, and its prior, substantial experience in effecting transactions of a similar nature.

The principal officer and unit holder of SMR Advisory Group, L.C. ("SLC"), which served as the representative of the above-described equipment and license owners, and was itself the seller of certain assets, including office equipment and the obligations discussed above, including past due compensation owed by such entity to such person of $175,000, has provided informal, part-time, non-compensated consulting services to the Company relating to its business and operations. Such person currently provides consulting services to the Company of a similar nature. SLC itself owns a minority interest in certain entities from which the Company previously acquired certain 220 MHz FCC licenses and related equipment in consideration for restricted common stock of the Company, including certain of the entities which consummated the transactions described herein.

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

We may seek to acquire the remaining assets we did not acquire pursuant to the above-described asset purchase agreement, which are primarily several additional 220 MHz SMR licenses and related communications equipment relating to single site locations which are constructed but which have little or no subscribers or business operations, subject to the satisfaction of certain conditions precedent, including but not limited to completion of due diligence by the Company to our satisfaction and ratification by the holders of the majority of the equity ownership of such entities relating to the sale of such assets.

OTHER MATTERS

On June 3, 2004, we entered into a consulting services agreement with Mr. David George whereby Mr. George agreed to serve as a part-time consultant to the Company on an independent contractor basis for various project areas, including product development and engineering, sales and marketing support, administration, spectrum management and network development, and to resign as an officer and employee. Mr. George formerly served as our Chief Operating and Technical Officer. During the year ended June 30, 2003, the Company issued warrants to purchase 92,500 shares of our restricted common stock to Mr. George, in conjunction with his employment agreement. These warrants have an exercise price of $3.00 per share through April 28, 2012, which was in excess of the Company's $2.50 per share fair value of its common stock at the date of grant, therefore no compensation charge has been recorded pursuant to APB No. 25. The consulting agreement provided for Mr. George to consult approximately 20 hours per week commencing June 3, 2004 through April 20, 2005, subject to extension by mutual agreement, and to receive $1,350 per week for such services. On December 31, 2004, Mr. George terminated his consulting agreement with the Company.

In October 2004, we extended the exercise period for certain warrants for a period of one year from their respective expiration dates. These warrants were issued in a private placement which commenced October 17, 2001 and ended April 26, 2002 and relate to 3,410,000 shares; all warrants were originally due to expire during the Company's fiscal year ending June 30, 2005, and have an exercise price of $1.50 each.

SALES AND MARKETING INITIATIVES

Currently planned sales and marketing initiatives include the following:

     (7) Launch our AVL product in the Chicago area for the purpose of increasing our subscriber base on our existing network. We have prepared marketing materials and our Chicago network is comprised of eleven base stations that provide complete geographic coverage for such area. The network is currently populated primarily with taxi cabs using our CX2 data radios integrated with taxi meters and a credit card swipe for a wireless point of sale application. We plan to add additional taxis to the network, as well as AVL subscribers;

     (8) Build network infrastructure in selected geographic markets for the purpose of replicating the network operator model established in Chicago;

     (9) Enter into strategic alliances with value added resellers and integrators to market our data products and services to the oil and gas industry;

     (10) Launch a direct marketing campaign for GeoCommand, our GIS (Geographic Information Systems) mobile mapping product designed for first responders such as law enforcement, fire rescue, and utility companies. We conducted a survey in the third quarter of calendar 2004 of approximately 9,000 law enforcement, fire rescue agencies, and utilities companies, and received both a response rate and response demonstrating high interest levels for such products;

     (11) Continue to offer "build to suit" networks for enterprises requiring private network voice and/or data communications; and

     (12) Engage in discussions with various companies to market jointly additional products that are complementary to our wireless products and our homeland security products. Such companies may include Global Positioning Systems (GPS) providers, Computer Aided Dispatch (CAD) companies, and software application integrators and providers.

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

ENGINEERING AND PRODUCT INITIATIVES

Current engineering and product development initiatives include the following:

     (1) Developing a "next generation" over-the-air protocol for our data radio that approximately doubles current data transmission capacities;

     (2) Modify the base station controller board ("RRM") which will allow for improved manufacturing efficiencies;

     (3) Redesign of DATATracker - this is the OEM (Original Equipment Manufacturer) version of our data radio known as DATALynx(TM). This is necessary due to parts obsolescence issues;

     (4) Interface of RRM to ESP1000 (the Company's 20watt base station) which will allow us to use our large inventory of 20 watt base stations without significantly affecting transmission efficiencies;

     (5) Numerous application software projects for sales, or potential sales, which, upon completion, can be offered as upgrades, or additional products/services/applications in order to improve subscription rates as well as increasing the average revenue per user of existing subscribers;

     (6) Sourcing and qualification of a new contract manufacturing partner for the assembly of circuit boards and RRM boards for data radios. Our current manufacturing source ceased operations on November 30, 2004. The Company took advantage of a "last production run" by this manufacturer to have additional inventory of circuit boards and RRM boards assembled. We recently finalized terms with two other contract manufacturers during January 2005 and do not anticipate any delayed sales given the aforementioned additional inventory assembled, and recently established arrangements with new contract manufacturers; and

     (7) Cost reduction for DATALynx radio - it is an ongoing engineering project to find ways to cut manufacturing costs for the radio. Possibilities include a molded plastic casing to replace the more expensive metal enclosure, replacement of components with less expensive alternatives, complete redesign of the radio.

All of the above initiatives are dependent upon the continued availability of sufficient working capital to implement and sustain these plans. No assurances can be given that such capital will be available or that these engineering end product initiatives will be successfully completed. No assurance can be given that a new contract manufacturer will be obtained or if obtained successfully assemble circuit and RRM boards at the cost and quality levels necessary, or desirable.

RESULTS OF OPERATIONS

Total revenues for fiscal 2004 were $1,194,374, a decrease of $(28,896) or 2% from the prior year's sales of $1,223,270. Sales of radio products and airtime decreased from $941,735 in fiscal year 2003, to $883,056 in fiscal year 2004, a decrease of $(58,678) or 6%. Sales of public safety software and services were $311,318 in fiscal year 2004 compared to $281,535 an increase of $29,783 over fiscal year 2003; during 2003, we modified our software licenses with new customers that will require us to amortize license fees over the term of the license; at June 30, 2004 we had deferred license revenues of $103,456 compared with $70,000 for the prior year.

Cost of sales for radio products and airtime in fiscal 2004 increased to $912,776, an increase of $248,761 or 37% increase over the cost of sales of $664,015 in fiscal 2003. $217,459 of this increase was due to increased site lease expense related to the acquisitions and operations of the Company. Gross margin for fiscal year 2004 was 264,792 as compared to $544,677 in fiscal year 2003. Depreciation increased $744,722 to $939,202 in fiscal 2004 from $194,480 in the prior fiscal year due to the acquisition of communications equipment made during the last two fiscal years. In addition, the Company recorded a fixed asset reserve totaling $1,900,000 during fiscal year 2004 for de-commissioned (non-productive) network equipment no longer required to be operational as the FCC granted a three year extension, to March 2007, for build-out requirements for our nation-wide and several other licenses. Amortization expense increased $2,295,325 to $2,965,671 in fiscal 2004 from $670,436 in the prior fiscal year due primarily to the amortization of 220 MHz SMR FCC licenses and purchased technology from Sophia in November 2003. Including the acquisition closed on May 27, 2004, amortization for licenses acquired to date will increase to $4,311,827 and depreciation for assets acquired to date will increase to $555,079 in fiscal

2005. We lease facilities on existing tower sites to avoid the cost of tower and shelter construction. The FCC requires us to maintain transmission operations in order to keep ownership of our 220 MHz SMR licenses. We will continue to pay tower rents to continue transmissions on sites, even though some sites may not be generating current income, in order to maintain ownership of these licenses.

For the year ended June 30, 2004, we recorded an additional restructuring allowance of $1,900,000 related to the de-commissioning of a number of base stations to reduce network operating costs and which were considered surplus to current requirements. The Company is retrofitting these base stations to upgrade the equipment to handle both voice and data communications and plans to redeploy these base stations in selective locations. As a result of this network restructuring of base stations, the Company was able to reduce the amount of accounts payable to tower operators by approximately $257,000. This decrease in accounts payable was offset against the restructuring allowance, resulting in a net charge of $1,642,039.

Administration expense increased $477,773, or 12%, to $4,620,669 in fiscal 2004 compared to $4,142,896 in fiscal 2003 due to higher wages and benefits, consulting, travel and rent expenses. Wages and benefits increased $223,625 in fiscal 2004 to $2,586,715 from $2,363,090 in the prior fiscal year. Legal and professional costs decreased ($87,859) to $381,797 in fiscal 2004 from $469,656 in the prior fiscal year where higher costs were incurred relating to acquisitions and termination of the litigation related to the GeoCommand software,. Travel expense increased $69,419 to $194,471 in fiscal 2004 compared to $125,052 in fiscal 2003 due to increased sales, marketing and administrative travel. Rent expense increased $84,983 to $270,943 compared to $185,960 in the prior fiscal year due to the Burr Ridge, Illinois facility assumed from Sophia for engineering activities.

We believe that we will have to significantly increase the number of our personnel over the next approximately 12-18 months as our business may expand due to the numerous employee functions inherent in our business, i.e., sales, marketing, service, computer programming, and other services.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") is one of the principal financial measures to measure our financial performance. EBITDA is a widely accepted financial indicator used by many investors, lenders and analysts to analyze and compare companies on the basis of operating performance. However, EBITDA does not represent cash flow from operations, nor has it been presented as a substitute to operating income or net income as indicators of our operating performance. EBITDA, as set forth in the table below, reflects a loss of $(4,355,877) for the year ended June 30, 2004 compared to a loss of $(3,598,219) for the year ended June 30, 2003.


                                      Year Ended
                             --------------------------
                                 2004          2003
                             -----------    -----------
Net Loss                      (9,972,161)    (4,463,135)
Interest Expense                  69,282             --
Depreciation                     939,202        194,480
Restructuring Costs            1,642,039             --
Amortization                   2,965,761        670,436
Provision for Income Taxes            --             --

                             -----------    -----------
             EBITDA          $(4,355,877)   $(3,598,219)
                             ===========    ===========


We incurred a net loss for the year ended June 30, 2004 of $(9,972,161) compared to a net loss of $(4,463,135) for the year ended June 30, 2003, an increase of $(5,509,026). This increase in the net loss was due to an increase of $744,722 in depreciation and $2,295,325 in amortization for the fiscal year 2004 as a result of increased depreciation on assets and amortization of frequencies and other intangibles from our acquisitions during 2003 and 2004; an additional restructuring allowance of $1,900,000 related to the de-commissioning of a number of base stations to reduce network operating costs and which were considered surplus to current requirements and such allowance was decreased by a reduction in the amount of accounts payable to tower operators of approximately $257,000.

The Company's reportable business segments are strategic business units that offer distinctive products that are marketed through different channels. The two reportable segments of the Company for the years ended June 30, 2004 and 2003 are Voice and Data radio sales (including airtime sales) and homeland security/public safety software and consulting. Information for our reportable segments is as follows:

                                                            2004           2003
                                                        -----------    -----------
Sales - Voice and Data                                  $   883,056    $   941,735
Sales - Homeland Security/Public Safety                     311,318        281,535

Cost of Sales - Voice and Data                              912,776        664,015
Cost of Sales - Homeland Security/Public Safety              16,806         14,578

Depreciation and amortization - Voice and Data            3,659,303        794,036
Amortization - Homeland Security/Public Safety              142,675         43,900

Restructuring Costs - Voice and Data                      1,642,039             --
Restructuring Costs - Homeland Security/Public Safety            --             --

Segment income (loss) - Voice and Data                   (5,331,062)      (516,316)
Segment income - Homeland Security/Public Safety            151,837        223,057

Depreciation - administrative                               102,985         26,980

Unallocated general and
 administrative expenses                                  4,620,669      4,142,896
                                                        -----------    -----------

Operating loss                                          $(9,902,879)   $(4,463,135)
                                                        ===========    ===========


LIQUIDITY AND CAPITAL RESOURCES

Our financial statements appearing elsewhere in this Report, have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Management realizes that we must generate capital and revenue resources to enable us to achieve profitable operations. To the extent that we are unable to obtain additional working capital from operations and/or other sources as required or otherwise desired, our consolidated financial statements will be materially affected.

The Company has a serious working capital shortage, and must continue to raise significant capital from outside funding sources to execute our operating plans and sustain operations. No assurances are given that we will be successful in obtaining such needed capital. Our inability to promptly secure needed capital will materially adversely affect the Company and its operations, as we believe our current cash position and anticipated receipt of revenues will enable us to sustain current operations for up to approximately two months.

At June 30, 2004, we had stockholders' equity of $33,145,918, tangible net worth of $(1,528,009) and negative working capital of $(1,707,392). We have long-term debt totaling $2,983,000 at June 30, 2004. Since our inception, we have incurred losses of $(16,292,724) and during the last two fiscal years, we used cash in operations of $(6,838,492). Our operations and acquisitions have been funded primarily by the sale of equity with gross proceeds of approximately $15,632,000 from October 17, 2001 through February 28, 2005 (approximately $4,042,500 during fiscal 2002, $4,320,000 during fiscal 2003, $4,627,000 during fiscal year 2004 and $2,642,500 subsequent to year end through February 28, 2005) in private equity financing from certain accredited investors. These funds have been used for working capital and general corporate purposes and acquisition and licensing costs in furtherance of our business plan. There are no current arrangements with purchasers for any of our securities.

We have assumed additional operating costs related to the acquisition of these 220 MHz SMR licenses and that of Sophia, such as tower rentals and insurances, which has placed an additional demand on the working capital of the Company. These costs are expected to increase over time and place further demands on our working capital.

We have issued debt of $2,900,000 and assumed accounts and notes payables related to our acquisition of these 220 MHz SMR licenses and related equipment and the assets of Sophia; such as the assumption of payables totaling $410,000, and a $2,900,000 promissory note payable on or before December 31, 2007 with simple interest at the rate of 4% per annum payable semiannually from the Sophia acquisition, and the assumption of $607,000 in accounts payables and $413,000 in notes payable from the May 2004 acquisition. The payment of interest on these notes payable and the additional payables has placed an additional demand on the working capital of the Company.

At June 30, 2004 and 2003 we have a note receivable of $23,000 due from The Public Safety Group, LLC ("PSG"), an entity whose managing member was an officer and director of the Company through October 14, 2002. The Company also had an account receivable of $29,476 and $81,136 due from PSG. The amounts in accounts receivable arose from software maintenance services provided by the Company to third parties but billed by PSG during the transition period following the execution of the license agreement with PSG. In April 2002, we entered into a sub-license agreement for the EM/2000 emergency management software program with PSG that we currently offer on a limited basis.

On an ongoing basis, we review potential acquisitions and may ultimately acquire additional 220 MHz SMR licenses, radio technology and software licenses. Such acquisitions, if affected, will require additional capital resources to pay for the legal and administrative costs of the acquisitions, any obligations that might be assumed as part of the acquisition terms, and any costs to integrate such acquisitions into our operations.

Revenues from operations are not currently adequate to sustain present operations and we will continue to require funding from outside sources for the currently foreseeable future, the availability of which cannot be assured. If we determined to accelerate our operational and marketing plans, we will require substantial additional capital within a shorter time period.

We currently plan to seek additional equity financing during approximately the next 9 months on a private placement basis of up to $15,000,000 from one or more potential financing sources. We have no current agreements, arrangements or understandings with any third party for such funding, and no assurances can be given that we will secure such funding. If we were to receive such funds, we currently plan to utilize such funds for implementing the sales and marketing and engineering initiatives enumerated above. Other planned sales and marketing efforts are expected to be supported by such funding. Such efforts may include, but not be limited to, networks in markets other than those previously discussed above as well as pursuing other possible opportunities.. Engineering projects in addition to those enumerated above may also be initiated with such funding, if obtained, including, but not limited to developing a reduced cost, second generation DATALynx(TM) / DATATracker, and an integrated platform for our voice/data radios. Additional software application development relating to certain of our products and services may also be undertaken if such funding is received.

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

If we received less than $4,000,000 in additional capital, we would have to significantly limit our operational and marketing plans. To the extent that we raise less capital, we may elect to proceed with selected engineering and product development initiatives including, the development of the "next" generation over-the-air protocol, modification of the base station controller board for improved manufacturing efficiencies, redesign of the data radio due to parts obsolescence, and the sourcing of a new contract manufacturing partner for our data radio products. Current sales and marketing expenditures would be reduced. Additionally, the AVL product would be launched in the Chicago area on a smaller scale. Operationally, the Company would not be able to build network infrastructure in other markets as planned. General and administrative costs would be reduced by reductions in workforce and other support cost cuts.

In the event we were to receive little or no additional proceeds, such event will significantly restrict and possibly cause us to cease our operations which would have a substantial adverse effect on the Company and shareholders.

We do not currently anticipate any material capital expenditures for our existing operations. We do not currently anticipate purchasing, leasing or selling any plant or significant equipment during approximately the next twelve
(12) months except to the extent that we engage in acquiring additional 220 MHz SMR assets and equipment. To the extent that we engage in such acquisitions, we plan to utilize shares of the Company's common stock for such purposes, and may assume certain obligations and debt in such transactions. Such common stock issuance, as well as any common stock issuance for cash to the extent affected, will have the effect of creating further shareholder dilution.

The Company has adopted an employee stock option plan pursuant to which up to 2,000,000 shares may be issued. Such plan was approved by the shareholders of the Company in December 2003. No options were issued as of June 30, 2004. Options to purchase 277,500 shares were granted on October 22 2004 to employees at $3.00 per share, 50% vested immediately and the remaining 50% to vest on April 22, 2005. Any issuances of common stock under such plan will cause dilution to existing shareholders.

In October 2004, we extended the exercise period for certain warrants for a period of one year from their respective expiration dates. These warrants were issued in a private placement which commenced October 17, 2001 and ended April 26, 2002 and relate to 3,410,000 shares; all warrants were originally due to expire during the Company's fiscal year ending June 30, 2005, and have an exercise price of $1.50 each.

We do not believe that inflation has had a material effect on our results of operations. However, there can be no assurances that our business will not be affected by inflation in the future. We do not generally believe that our business is seasonal; however, we are aware of the fact that federal government agencies which may be interested in our homeland security software products and services generally expend budgeted funds allocated to them by September 30 of each calendar year and that state agencies (and local municipalities, including counties, cities and towns, all of which generally follow the expenditure period of the state in which they are located) generally expend budgeted funds allocated to them by either June 30 or September 30 of each calendar year, depending upon the particular state. As such, we may find in some instances that sales of our emergency software products and services may be greater in or around such time periods.

We have no off balance sheet arrangements.

SEGMENT REPORTING DISCLOSURES

The Company's reportable business segments are strategic business units that offer distinctive products that are marketed through different channels. The two reportable segments of the Company for the years ended June 30, 2004 and 2003 are Voice and Data radio sales (including airtime sales) and public safety software and consulting. The Company's accounting policies for segments are the same as those described in the summary of significant accounting policies below. Management evaluates segment performance based on segment profit and loss.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Note 3 of the Notes to the Financial Statements, includes a summary of the significant accounting policies and methods used in the preparation of our Financial Statements. We consider the following accounting policies and methods to be the most important to our financial position and results of operations, either because of the significance of the financial statement item or because they require the exercise of significant judgment or the use of estimates. In addition, Financial Reporting Release No. 61 requires all companies to include a discussion to address, among other things, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments.

Accounts Receivable
-------------------

We provide an allowance for doubtful accounts equal to the estimated uncollectible amounts. Our estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that our estimate of the allowance for doubtful accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts of $120,000 and $38,000 at June 30, 2004 and 2003, respectively.

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

Revenue Recognition
-------------------

Revenue generated from radio sales is generally recognized at the time the goods are shipped. Revenue from software sales and related consulting services is generally recognized at the time the product and/or service has been delivered and/or accepted by the customer. In April 2003, the Company adopted a new licensing agreement that requires customers to renew the license annually to continue using the license. Sales and customer support revenues generated under the revised license agreement will be amortized ratably over the term of the license. At June 30, 2004 the Company had deferred revenue of $246,006 compared to $70,000 as of June 30, 2003.

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


ITEM 7.  FINANCIAL STATEMENTS

The Company's consolidated financial statements and the notes thereto appear in
Part III, Item 13, of this Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

 In November 2002 the Company changed its accountants and the information required by this item was previously disclosed in a Form 8-K filed with the Commission on November 1, 2002.

ITEM 8A. CONTROLS AND PROCEDURES

The Company's principal executive and financial officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this Report. Based on the evaluation, such person concluded that the Company's disclosure controls and procedures as of the end of the period covered by this Report, have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Due to our serious working capital shortage, we did not have funds available until recently to have the audit relating to this report performed by our outside auditors and to have reviews performed of our quarterly periods ended September 30, 2004 and December 31, 2004. We have not had and do not have funds available to pay for a consent from the auditing firm that audited Sophia's books and records in connection with our acquisition of certain assets of Sophia, and therefore we have not yet filed a Form 8-K/A including pro-forma information related there to. There have been no changes in our internal controls or in other factors that could significantly affect internal controls that occurred during the fiscal year ending June 30, 2004 The Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

ITEM 8B. OTHER INFORMATION

NOT APPLICABLE

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth as of the date hereof, except as otherwise noted, the names, ages and positions held with respect to each Director, Executive Officer, and significant employees expected to make a significant contribution to the Company:


 Name of Officer       Age   Position With Company               Period Served
 ------------------------------------------------------------------------------
 Hanan "Hank" Klein    63    Chairman of the Board of Directors
                             Chief Executive Officer, President  August 1, 2001
                             Secretary                           to date

 David L. George       50    Chief Operating Officer,
                             Chief Technical Officer,            April 29, 2002
                             President/Land Mobile Radio         to June 3, 2004
                             Division


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

Mr. Klein has been the Company's Chairman of the Board, Director, Chief Executive Officer, President and Secretary of the Company since August 1, 2001. Mr. Klein was elected to serve as a director for the class of directors whose term expires in 2007 at the 2003 annual meeting of shareholders. Mr. Klein devotes full time to the business and affairs of the Company. From approximately January 2000 to August 2001, Mr. Klein served as president of an entity engaged in the purchase and resale of 220 MHz SMR radio equipment. From 1993 to approximately August 2001, a company owned by Mr. Klein was engaged as an independent contractor to several 220 MHz SMR systems owners pursuant to which he provided sales and marketing services to such entities.

On June 3, 2004, we entered into a consulting services agreement with Mr. David George whereby Mr. George agreed to serve as a part-time consultant to the Company on an independent contractor basis for various project areas, including product development and engineering, sales and marketing support, administration, spectrum management and network development, and to resign as an officer and employee. Mr. George formerly served as our Chief Operating and Technical Officer. Pursuant to such agreement, the Company and Mr. George agreed that the April 26, 2002 employment agreement by and between the Company and Mr. George was terminated by mutual consent, that Mr. George was vested through May 31, 2004 with warrants to purchase 92,500 shares of our restricted common stock at an exercise price of $3.00 through April 28, 2012, that he forfeited the unvested balance of warrants to purchase 27,500 shares of our restricted common stock at the same exercise price per share and having the same exercise term, and that the Company has no continuing obligations under such prior employment agreement. The consulting agreement provided for Mr. George to consult approximately 20 hours per week commencing June 3, 2004 through April 20, 2005, subject to extension by mutual agreement, and to receive $1,350 per week for such services. On December 31, 2004, Mr. George terminated his consulting agreement with the Company. From June 2000 to June 2001, he was Executive Vice President of Operations for Securicor Wireless, Inc., a large mobile radio network provider. Mr. George was the co-founder and served as Executive Vice President and Chief Technical Officer of ComSpace Corporation ("Comspace"), formerly known as Unique Technologies, International, L.L.C., a wireless technology development company from February 1994 to June 2000. Comspace filed for protection under Chapter 7 of the U.S. bankruptcy laws in March 2002.

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

All directors hold office, subject to such staggered board provisions, until the next annual meeting of shareholders of the Company and until successors are elected and qualified. Officers hold office until the first meeting of directors following the annual meeting of shareholders and until their successors are elected and qualified, subject to earlier removal by the Board of Directors, and subject to any employment agreements.

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

EMPLOYMENT AGREEMENTS

We currently have no formal employment agreement with any member of our senior management team.

For the year ended June 30, 2004, Mr. Klein was compensated in his Chief Executive Officer and President capacity at a salary of $175, 000 per annum with a minimum annual bonus of $25,000, payable quarterly. See also "PART III. ITEM
12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS." Subsequent to the year end, his salary was increased to $200,000 with no annual bonus, but later reduced as part of a cost reduction program to $180,000 per annum with no annual bonus.

In May 2005, the Chairman and Chief Executive Officer of the Company, Mr.
Klein, entered into a two year employment agreement with the Company that would generally provide for a compensation of $130,000 annually, a bonus of $50,000 and 500,000 options. These options were granted as follows, 125,000 with an execute price at $2.50 vesting immediately from date of grant at May 25, 2005; 125,000 with an execute price at $3.00 vesting immediately from date of grant at May 25, 2005; 125,000 with an execute price at $4.00 vesting six months from date of grant at November 25, 2005; and 125,000 with an execute price at $5.00 vesting one year from date of grant at May 25, 2006. The terms of such compensation have been reviewed by an outside consulting firm retained by the Company for such purpose and are within the ranges of compensation described above, and as set forth in such firm's report to the Company.

We entered into a three year employment agreement with Mr. David George on April 26, 2002 to serve, effective April 29, 2002, as our Chief Operating Officer, Chief Technical Officer and President of our Land Mobile Radio Division. Such agreement generally provided for an annual salary of $130,000, the grant of warrants to purchase 120,000 shares of the Company's common stock vesting over such three year period (37,500 shares vesting as of July 30, 2002, 2,500 shares vesting as of August 30, 2002 and 2,500 shares vesting on the last business day of each month thereafter provided Mr. George was then an employee of the Company) exercisable at $3.00 per share for a period of ten years from the date of grant, subject to customary adjustments. Mr. George had the right to receive certain stock options based upon specified performance criteria relating generally to the sale of 220 MHz SMR radios and related equipment.

On June 3, 2004, we entered into a consulting services agreement with Mr. David George whereby Mr. George agreed to serve as a part-time consultant to the Company on an independent contractor basis for various project areas, including product development and engineering, sales and marketing support, administration, spectrum management and network development, and to resign as an officer and employee. Mr. George formerly served as our Chief Operating and Technical Officer. During the year ended June 30, 2003, the Company issued warrants to purchase 92,500 shares of our restricted common stock to a Mr. David George, in conjunction with his employment agreement. These warrants have an exercise price of $3.00 per share through April 28, 2012, which was in excess of the Company's $2.50 per share fair value of its common stock at the date of grant, therefore no compensation charge has been recorded pursuant to APB No.
25. The consulting agreement provided for Mr. George to consult approximately 20 hours per week commencing June 3, 2004 through April 20, 2005, subject to extension by mutual agreement, and to receive $1,350 per week for such services. On December 31, 2004, Mr. George terminated his consulting agreement with the Company.

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

CODE OF ETHICS

We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. It provides that responsible executives, defined as the Company's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, will at all times conduct themselves honestly and ethically; that all reports and documents filed with the U.S. Securities and Exchange Commission and other public communications made by the Company will contain full, fair, timely and understandable disclosures; and that employees will promptly report internal violations of the Code of Ethics to a responsible executive.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth, for the fiscal years ended June 30, 2004 and 2003, certain information regarding the compensation earned by the Company's named executive officers. No other executive officer received an annual salary and bonus for fiscal year 2004 and 2003 in excess of $100,000 with respect to services rendered by any of such persons to the Company and its subsidiaries.

                           SUMMARY COMPENSATION TABLE
-------------------------------------------------------------------------------------------------

                                        Annual Compensation           Long Term Compensation Awards
                              -------------------------------------   -----------------------------
                                                                      Restricted       Securities
Name and                                               Other Annual     Stock          Underlying
Principle         Fiscal        Salary      Bonus      Compensation     Awards          Options
Position          Year            ($)        ($)            ($)          ($)              (#)
-------------     -------      ---------  ---------     -----------   ----------     --------------
Hanan Klein,      2004         $ 175,000  $25,000(a)          --              --               --
CEO, President    2003         $ 127,692  $60,000             --              --               --
Chairman          2002         $ 36,077        --       $122,750 (b)          --               --

David George,     2004         $ 133,462       --             --              --               --
COO               2003         $ 130,000       --             --                               --
                  2002         $ 14,000        --             --              --               --

(a) An amount of $13,833 was unpaid and accrued for at June 30, 2004.
(b) Other annual compensation in 2002 to Hanan Klein was consulting fees earned and paid prior to the commencement of his receipt of full time compensation in May 2002.

We have not entered into any Long-Term Incentive Plan Awards since inception.

No member of management, including our prior Chief Executive Officer, Mr. Gary
D. Lipson, earned more than $100,000 in the fiscal year ended June 30, 2004. Our prior Chief Executive Officer, Mr. Gary D. Lipson, did not earn any compensation for the fiscal year ended June 30, 2002.

STOCK OPTION GRANTS
-------------------

There were no stock options or stock appreciation rights granted to any executive officers or directors in the last three fiscal years or any stock option exercises by any such persons during such time period. We awarded a warrant to purchase 120,000 shares of our common stock to our then Chief Operating Officer as part of his employment agreement. See also "PART III. ITEM
9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH
SECTION 16 (A) OF THE EXCHANGE ACT - EMPLOYMENT AGREEMENTS."

STOCK OPTION PLAN
-----------------

At the annual shareholders meeting on December 6, 2003, the shareholders approved the 2003 employee stock option plan. The plan authorizes the grant of options by the Company's Board of Directors to purchase up to 2,000,000 shares of common stock, subject to consultation and concurrence as to individual employee grants with an informal shareholder representative. No options were granted for the year ended June 30, 2004. In October 2004, options for 277,500 shares were granted to various employees at an option price of $3.00 per share. In May 2005, 500,000 options were issued in terms of his employment contract to Mr. Klein as President and CEO. These options were granted as follows, 125,000 with an execute price at $2.50 vesting immediately from date of grant at May 25, 2005; 125,000 with an execute price at $3.00 vesting immediately from date of grant at May 25, 2005; 125,000 with an execute price at $4.00 vesting six months from date of grant at November 25, 2005; and 125,000 with an execute price at $5.00 vesting one year from date of grant at May 25, 2006.



ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of February 28, 2005: (i.) each of the Company's officers and directors, (ii) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of common stock, and
(iii) all of the Company's officers and directors as a group:

                                                                                     Percentage of
  Name and Address of                                  Amount and Nature of          Outstanding Shares
  Beneficial Owner (1)                                 Beneficial Ownership (2)      of Common Stock (3)

Hanan "Hank" Klein(4)                                            -- (5)                        (7)
c/o Bizcom U.S.A., Inc.
5440 NW 33rd Avenue, Suite 106
Fort Lauderdale, Florida 33309


Pacific Overseas Telecommunications Limited (6)           2,759,522                        11.0%
c/o Cayman National Building
Fourth Floor
Grand Cayman Island




Officers and directors                                           --                            (7)
as a group (1 person) (8)


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

(3) All percentages are based on 25,123,674 shares issued and outstanding as of February 28, 2005.

(4) Mr. Klein is Chief Executive Officer, President, Secretary and Chairman of the Board of Directors.

(5) Does not include 11,422 shares of which Mr. Klein may be deemed an indirect owner of such shares due to his spouse's minority interest in certain entities that sold FCC licenses and communications equipment to the Company during fiscal 2003. In May 2005, 500,000 options were issued in terms of his employment contract to Mr. Klein as President and CEO. These options were granted as follows, 125,000 with an execute price at $2.50 vesting immediately from date of grant at May 25, 2005; 125,000 with an execute price at $3.00 vesting immediately from date of grant at May 25, 2005; 125,000 with an execute price at $4.00 vesting six months from date of grant at November 25, 2005; and 125,000 with an execute price at $5.00 vesting one year from date of grant at May 25, 2006.

(6) Pacific Overseas Telecommunications Limited acquired its shareholding in the Company as result of the Sophia acquisition and their prior share ownership in Sophia.

(7)  Represents less than 1% of the issued and outstanding shares.

(8)  See footnotes (1) through (7) above.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT-Employment Agreements" and as follows:

The Chairman and Chief Executive Officer of the Company made a loan to the Company of $70,000 to the Company during the fiscal year ended June 30, 2004. The Company repaid $15,000 of this loan and the balance at June 30, 2004 was $55,000. The promissory note is unsecured, payable on demand and bears no interest. To date, an additional payment of $10,000 has been made against this loan.

In May 2005, the Chairman and Chief Executive Officer of the Company, Mr. Klein, entered into a two year employment agreement with the Company that would generally provide for a compensation of $130,000 annually, a bonus of $50,000 and 500,000 options. The terms of such compensation have been reviewed by an outside consulting firm retained by the Company for such purpose and are within the ranges of compensation described above, and as set forth in such firm's report to the Company.

We entered into a three year employment agreement with Mr. David George on April 26, 2002 to serve, effective April 29, 2002, as our Chief Operating Officer, Chief Technical Officer and President of our Land Mobile Radio Division. Such agreement generally provided for an annual salary of $130,000, the grant of warrants to purchase 120,000 shares of the Company's common stock vesting over such three year period (37,500 shares vesting as of July 30, 2002, 2,500 shares vesting as of August 30, 2002 and 2,500 shares vesting on the last business day of each month thereafter provided Mr. George was then an employee of the Company) exercisable at $3.00 per share for a period of ten years from the date of grant, subject to customary adjustments. Mr. George had the right to receive certain stock options based upon specified performance criteria relating generally to the sale of 220 MHz SMR radios and related equipment.

On June 3, 2004, we entered into a consulting services agreement with Mr. David George whereby Mr. George agreed to serve as a part-time consultant to the Company on an independent contractor basis for various project areas, including product development and engineering, sales and marketing support, administration, spectrum management and network development, and to resign as an officer and employee. Mr. George formerly served as our Chief Operating and Technical Officer. During the year ended June 30, 2003, the Company issued warrants to purchase 92,500 shares of our restricted common stock to a Mr. David George, in conjunction with his employment agreement. These warrants have an exercise price of $3.00 per share through April 28, 2012, which was in excess of the Company's $2.50 per share fair value of its common stock at the date of grant, therefore no compensation charge has been recorded pursuant to APB No.
25. The consulting agreement provided for Mr. George to consult approximately 20 hours per week commencing June 3, 2004 through April 20, 2005, subject to extension by mutual agreement, and to receive $1,350 per week for such services. On December 31, 2004, Mr. George terminated his consulting agreement with the Company.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) The following documents are filed as a part of this Report:

1. FINANCIAL STATEMENTS - beginning on page F-1 of this Report:

- Independent Auditors' Report

- Consolidated Balance Sheets at June 30, 2004 and 2003

- Consolidated Statements of Operations for the Years Ended June 30, 2004 and
  2003

- Consolidated Statement of Stockholders' Equity (Deficit) for the Years Ended June 30, 2004 and 2003

- Consolidated Statements of Cash Flows for the Year Ended June 30, 2004 and
  2003

- Notes to Consolidated Financial Statements


2. EXHIBITS

Exhibit
No.           Description
-------       ------------------------------------------------------------------
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

  4.6 Bizcom 2003 Stock Option Plan (incorporated by reference to definitive proxy statement pursuant to Schedule A filed on November 19, 2003)


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

 10.6 Assignment and Amendment of Lease dated July 17, 2002 (incorporated by reference to Exhibit 10.6 to Form 10-KSB filed on October 15, 2002)

 10.7 Agreement by and between Bizcom and Edward W. Lent III dated as of October 14, 2002 (incorporated by reference to Exhibit 10.7 to Form 10-KSB filed on October 15, 2002)

 10.8 Asset Purchase Agreement by and among Bizcom, Bizcom Southern Holdings, Inc. and certain equipment owners dated as of February 7, 2003 (incorporated by reference to Exhibit 10.8 to Form 8-K filed on February 13, 2003)

 10.9 Asset Purchase Agreement by and between Bizcom and certain equipment/license owners dated June 30, 2003 (incorporated by reference to Exhibit 10.9 to Form 8-K filed on July 15, 2003)

 10.10 Asset Purchase Agreement by and between Bizcom and certain equipment/license owners dated June 30, 2003 (incorporated by reference to Exhibit 10.10 to Form 8-K filed on July 15, 2003)

 10.11 Asset Purchase Agreement by and among Bizcom, Sophia Communications Inc. and Sophia Licensee, Inc., dated as of November 25, 2003 (incorporated by reference to Exhibit 10.11 to Form 8-K filed on December 10, 2003)

 10.12 Registration Rights Agreement between Bizcom and Sophia Communications Inc., dated as of November 25, 2003 (incorporated by reference to Exhibit 10.12 to Form 8-K filed on December 10,
              2003)

 10.13        Pledge and Security Agreement by and Bizcom, SMR Management, Inc.
              and Sophia Communications Inc., dated as of November 25, 2003 (incorporated by reference to Exhibit 10.13 to Form 8-K filed on December 10, 2003).

 10.14 Technology License Agreement between Bizcom and Sophia Communications Inc., dated as of November 25, 2003 (incorporated by reference to Exhibit 10.14 to Form 8-K filed on December 10,
              2003)

 10.15 Asset Purchase Agreement by and between Bizcom and certain equipment owners, dated as of December 5, 2003 (incorporated by reference to Exhibit 10.15 to Form 8-K filed on June 29, 2004)

 10.16 Employment Agreement dated as of May 25, 2005 by and between Bizcom and Hanan ("Hank") Klein - (refer to Exhibit 10.16 to Form 10-QSB for the quarter ended March 31, 2005)

 14.0 Code of Ethics - (incorporated by reference to Exhibit 14.0 to Form10-KSB/A filed on October 3, 2003)

 21.0 Subsidiaries of the Registrant - Bizcom Southern Holdings, Inc., a Florida corporation; SMR Management, Inc., a Florida corporation (incorporated by reference to Exhibit 21.0 to Amendment No.2 to Form 10-SB filed on July 23, 2002)

 31.0         Certification - filed herewith

 32.0         Section 1350 Certification - filed herewith

Reports on Form 8-K
 None

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Daszkal Bolton LLP has served as the Company's Principal Accountant since November 1, 2002. Their fees billed to the Company for the past two fiscal years are set forth below:


                       2004      2003
                     -------   -------


Audit Fees           $19,000   $19,968

Audit-Related Fees     7,500        --

Tax Fees               4,594        --

All Other Fees            --        --

                     -------   -------
                     $31,094   $19,968
                     =======   =======


o    AUDIT FEES

     - including fees for professional services for the audit of our annual financial statements, for the reviews of the financial statements included in each of our quarterly reports on Form 10-QSB.

o    AUDIT-RELATED FEES

     - Includes agreed upon procedures related to the acquisition of Sophia acquisition and the audit of the financials for inclusion in the Form 8K.

o    TAX FEES

     - These services included assistance regarding federal, state and local tax compliance and return preparation.

o    ALL OTHER FEES

     - Includes time and procedures related to change in independent accountants and research and assistance provided to the Company.


As of June 30, 2004, the Company did not have an Audit Committee and the Company's President and CEO pre-approved all fees of the Principal Accountant.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report, to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      BIZCOM U.S.A., INC.
                                         (Registrant)




Date:    June 9, 2005                 By:  /s/ Hanan Klein
                                           -------------------------------------
                                           Hanan Klein, Chief Executive Officer


In accordance with the Securities Exchange Act of 1934, this Report, has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.





Signature                               Title                      Date
---------                               -----                      ----


/s/  Hanan Klein                Chief Executive Officer         June 9, 2005
---------------------------     President, Principal
     Hanan Klein                Financial and Accounting
                                Officer, Secretary and
                                Chairman of the Board
                                of Directors

                      BIZCOM U.S.A., INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED JUNE 30, 2004 AND 2003

                                TABLE OF CONTENTS




Report of Independent Registered Public Accounting Firm.................. F - 2

Consolidated Financial Statements:

     Consolidated Balance Sheets at June 30, 2004 and 2003 .............. F - 3

     Consolidated Statements of Operations for the years
        ended June 30, 2004 and 2003 .................................... F - 4

     Consolidated Statements of Stockholders' Equity for the years ended June 30, 2004 and 2003 .................................... F - 5

     Consolidated Statements of Cash Flows for the years
        ended June 30, 2004 and 2003 ----------.......................... F - 6

Notes to Consolidated Financial Statements ................ F - 7 through F - 22

DB
DASZKAL BOLTON LLP
----------------------------
CERTIFIED PUBLIC ACCOUNTANTS
                                               Michael I. Daszkal, C.P.A., P.A.
                                               Jeffrey A. Bolton, C.P.A., P.A.
                                               Timothy R. Devlin, C.P.A., P.A.
                                               Michael S. Kridel, C.P.A., P.A.
                                               Marjorie A. Horwin, C.P.A., P.A.
                                               Patrick D. Heyn, C.P.A., P.A.
                                               Gary R. McConnell, C.P.A., P.A.
                                               ---------------------------------
                                               Colleen DeWoody Bracci, C.P.A.
                                               Arthur J. Hurley, C.P.A.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Bizcom U.S.A., Inc.

We have audited the accompanying consolidated balance sheets of Bizcom U.S.A., Inc. and its subsidiaries as of June 30, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bizcom U.S.A., Inc. at June 30, 2004 and 2003, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying June 30, 2004 consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company presently has limited operations, and its present level of revenues is not sufficient to cover all incurred expenses. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 16. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Daszkal Bolton LLP

Boca Raton, Florida
March 2, 2005

           2401 NW Boca Raton Boulevard * Boca Raton, FL 33431-6632 *
                        T: 561.367.1040 * F: 561.750.3236
        2401 PGA Boulevard, Suite 196 * Palm Beach Gardens, FL 33410-3500
                        T: 561.622.8920 * F: 561.624.1151
PCAOB Registered     WWW.DASZKALBOLTON.COM     AGN Affiliated Offices Worldwide

BIZCOM U.S.A., INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
JUNE 30, 2004 AND 2003
================================================================================

                                                                                  2004            2003
                                                                              ------------    ------------
                                     ASSETS
                                     ------
Current assets:
Cash                                                                          $    134,099    $    264,428
Accounts receivable, net                                                            48,854         218,656
Inventory                                                                          155,197         137,402
Prepaid expenses and other current assets                                           49,886              13
                                                                              ------------    ------------
Total current assets                                                               388,036         620,499
                                                                              ------------    ------------

Property and equipment, net                                                      3,112,755       5,072,709
                                                                              ------------    ------------

Other assets:
Deposits                                                                            26,628           1,474
Other receivables                                                                   23,000         245,597
Intangible assets, net                                                          34,673,927      15,288,880
                                                                              ------------    ------------
Total other assets                                                              34,723,555      15,535,951
                                                                              ------------    ------------
Total assets                                                                  $ 38,224,346    $ 21,229,159
                                                                              ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
Accounts payable                                                              $  1,110,729    $    304,172
Accrued liabilities                                                                408,643         244,725
Note payable                                                                       330,050              --
Deferred revenue                                                                   246,006          70,000
                                                                              ------------    ------------
Total current liabilities                                                        2,095,428         618,897
                                                                              ------------    ------------
Long term liabilities:
Note payable                                                                     2,983,000              --
                                                                              ------------    ------------
Total liabilities                                                                5,078,428         618,897
                                                                              ------------    ------------

Commitments and Contingencies                                                           --              --

Stockholders' equity:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized; no shares issued and outstanding at June 30, 2004 and 2003,
respectively                                                                            --              --
Common stock, $0.0001 par value; 200,000,000 shares authorized;
 24,066,674 and 15,053,750 shares issued and outstanding                             2,406           1,505
at June 30, 2004 and 2003, respectively
Additional paid-in capital                                                      49,436,236      26,929,320
Accumulated deficit                                                            (16,292,724)     (6,320,563)
                                                                              ------------    ------------
Total stockholders' equity                                                      33,145,918      20,610,262
                                                                              ------------    ------------
Total liabilities and stockholders' equity                                    $ 38,224,346    $ 21,229,159
                                                                              ============    ============

          See accompanying notes to consolidated financial statements.

BIZCOM U.S.A., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2004 AND 2003
================================================================================

                                                       2004            2003
                                                   ------------    ------------

Sales                                              $  1,194,374    $  1,223,270

Operating expenses:
Cost of sales                                           929,582         678,593
Amortization of licenses                              2,965,761         670,436
Depreciation                                            939,202         194,480
Restructuring costs                                   1,642,039              --
General and administrative                            4,620,669       4,142,896
                                                   ------------    ------------
                     Total operating expenses        11,097,253       5,686,405
                                                   ------------    ------------

Operating loss                                       (9,902,879)     (4,463,135)
                                                   ------------    ------------

Interest expense                                         69,282              --
                                                   ------------    ------------
Net loss                                           $ (9,972,161)   $ (4,463,135)
                                                   ============    ============

Net loss per common share,
 basic and diluted                                 $      (0.52)   $      (0.51)
                                                   ============    ============

Weighted-average number of
common shares, basic and diluted                     19,179,573       8,797,194
                                                   ============    ============



          See accompanying notes to consolidated financial statements.

BIZCOM U.S.A., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED JUNE 30, 2004 AND 2003
================================================================================


                               PREFERRED STOCK            COMMON STOCK           ADDITIONAL
                              -----------------   ---------------------------      PAID-IN     ACCUMULATED
                               SHARES    AMOUNT      SHARES           AMOUNT       CAPITAL       DEFICIT           TOTAL
                              -------   -------   ------------      ---------   ------------   ------------    ------------
Balance, June 30, 2002              -         -      5,883,750            588      4,027,340     (1,857,428)      2,170,500
Issuance of common stock
  for cash, net                     -         -      1,728,000            173      4,297,724             --       4,297,897
Issuance of common stock
  for license equipment             -         -      5,168,000            517     12,919,483             --      12,920,000
Issuance of common stock
  for license equipment             -         -      2,274,000            227      5,684,773             --       5,685,000
Net loss for the year ended
  June 30, 2003                     -         -             --             --             --     (4,463,135)     (4,463,135)
                              -------   -------   ------------      ---------   ------------   ------------    ------------
Balance, June 30, 2003              -         -     15,053,750      $   1,505   $ 26,929,320     (6,320,563)   $ 20,610,262
Issuance of common stock
  for cash                          -         -      1,850,924            185      4,602,632             --       4,602,817
Issuance of common stock
  for acquisitions                  -         -      7,162,000            716     17,904,284             --      17,905,000
Net loss for the year ended
  June 30, 2004                     -         -             --             --             --     (9,972,161)     (9,972,161)
                              -------   -------   ------------      ---------   ------------   ------------    ------------
Balance, June 30, 2004              -         -     24,066,674      $   2,406   $ 49,436,236    (16,292,724)   $ 33,145,918
                              =======   =======   ============      =========   ============   ============    ============













          See accompanying notes to consolidated financial statements.

BIZCOM U.S.A., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE YEARS ENDED JUNE 30, 2004 AND 2003
================================================================================

                                                                                    2004            2003
                                                                                ------------    ------------
Cash flows from operating activities:
          Net loss                                                              $ (9,972,161)   $ (4,463,135)
          Adjustments to reconcile net (loss) to net cash used in
            operating activities:
          Depreciation and amortization                                            3,904,963         864,916
          Restructuring costs                                                      1,642,039              --
          Inventory reserve                                                          134,291              --
          Changes in assets and liabilities net of effects from acquisitions:
          Allowance for doubtful accounts                                             82,098          38,100
          Allowance for credit notes                                                  15,000              --
          Deferred revenue                                                          (207,682)         70,000
          (Increase) decrease in:
          Accounts receivable                                                         72,704        (153,803)
          Inventory                                                                  159,276           7,409
          Prepaid expenses and other current assets                                  (49,873)          8,497
          Increase (decrease) in:
          Accounts payable                                                           269,691         143,333
          Accrued liabilities                                                        408,643         187,202
                                                                                ------------    ------------
Net cash used in operating activities                                             (3,541,011)     (3,297,481)
                                                                                ------------    ------------

Cash flows from investing activities:
          Payment of other liabilities assumed with license and equipment           (511,000)       (802,597)
          Cash payment for acquisition                                              (300,000)             --
          Notes payable payments                                                    (400,000)             --
          Purchase of property and equipment                                         (70,268)        (26,842)
          Purchase of license agreements                                                  --        (134,000)
          Increase in other assets                                                     1,474              --
                                                                                ------------    ------------
Net cash used in operating activities                                             (1,279,794)       (963,439)
                                                                                ------------    ------------

Cash flows from financing activities:
          Advance from Customer                                                       87,659              --
          Common stock issuance, net of expenses                                   4,602,817       4,297,897
                                                                                ------------    ------------
Net cash provided by financing activities                                          4,690,476       4,297,897
                                                                                ------------    ------------

Net (decrease) increase in cash                                                     (130,329)         36,977
Cash, beginning of year                                                              264,428         227,451
                                                                                ------------    ------------
Cash, end of year                                                               $    134,099    $    264,428
                                                                                ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

          Cash paid for interest                                                $     69,282    $         --
                                                                                ============    ============
          Cash paid for income taxes                                            $         --    $         --
                                                                                ============    ============

          Non-cash transactions:
          Stock and notes issued in acquisition:
          Issuance of common stock (7,162,000 shares)                           $ 17,905,000    $         --
          Note payable December 31, 2007                                           2,900,000              --
          Note payable assumed Asset Purchase Agreement May 2004                     413,050              --
                                                                                ------------    ------------
                                                                                $ 21,218,050    $         --
                                                                                ============    ============

          See accompanying notes to consolidated financial statements.

BIZCOM U.S.A., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


NOTE 1 - NATURE OF BUSINESS
---------------------------

Bizcom U.S.A., Inc. was incorporated in the State of Florida on July 1, 1996. The consolidated financial statements include the accounts of Bizcom U.S.A., Inc. and its wholly owned subsidiaries, Bizcom Southern Holdings, Inc. and SMR Management, Inc. (collectively, the "Company").

The Company, when it was originally formed in 1996, planned to manage and acquire certain 220 MHz Specialized Mobile Radios ("SMR") systems. However, due to capital constraints, the Company was unable to acquire such systems and ultimately ceased its activities. Through July 2001, the Company had only minimal administrative activities, which primarily were to maintain the legal existence and standing of the Company.

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

During fiscal 2002, the Company entered into software licensing agreements in the public safety operations and emergency and incident management software market. Also the Company entered into a patent licensing agreement that provided radio technology necessary to operate in the 220 MHz radio spectrum. During fiscal 2003, the Company completed acquisitions of one hundred four 220 MHz SMR Federal Communications Commission ("FCC") licenses and related communications equipment. The Company plans to offer for sale its security software to state and local governments and agencies to provide a solution to monitor critical infrastructure and respond to incidents. In December 2003, the Company acquired a site specific area 220 SMR FCC license and related communications equipment covering the greater New York City metropolitan area. In May 2004 the Company completed acquisitions of additional 220 MHz SMR FCC licenses and related communications equipment. The Company may acquire additional radio technology, software and FCC licenses in the 220 MHz frequency and intends to expend substantial resources to increase the functionality of its radio products and services.

In November 2003, the Company acquired substantially all of the assets of Sophia Communications, Inc. ("Sophia") which included a nationwide ten-channel, two regional, and eight economic area 220 MHz SMR licenses issued by the FCC. Also included were related communications equipment, Sophia's proprietary-radio technology and other assets including inventory and computer and office equipment for an aggregate purchase price of $16.2 million. This acquisition allows the Company to expand its products and services and offer data communication solutions.


NOTE 2 - SUMMARY OF ACCOUNTING POLICIES
---------------------------------------

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of BizCom U.S.A., Inc. and its subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents
-------------------------

Cash and cash equivalents include highly liquid investments purchased with an original maturity of three months or less. At June 30, 2004 and 2003, the Company had no cash equivalents.

BIZCOM U.S.A., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


NOTE 2 - SUMMARY OF ACCOUNTING POLICIES, continued
--------------------------------------------------

Accounts Receivable
-------------------

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company's estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts of $120,000 and $38,000 at June 30, 2004 and 2003, respectively.

Inventory
---------

Inventory consists primarily of 220 MHz radios and radio components held for resale, and are being carried at the lower of cost (first-in, first-out method) or market. Inventory is recorded net of an allowance for obsolescence of $40,000 and $0 at June 30, 2004 and 2003, respectively.

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

Revenue Recognition
-------------------
Revenue generated from equipment sales is generally recognized at the time the goods are shipped. Revenue from software sales and related consulting services is generally recognized at the time the product and/or service has been delivered and/or accepted by the customer. The Company defers recognition of any equipment and software sales which relate to subsequent fiscal years. The Company had deferred revenue related to equipment and software sales at June 30,

BIZCOM U.S.A., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


NOTE 2 - SUMMARY OF ACCOUNTING POLICIES, continued
--------------------------------------------------

2004 and 2003 of $246,006 and $70,000, respectively.

Advertising
-----------

Advertising costs are expensed as incurred. Advertising expenditures totaled $10,370 and $24,519 during the years ended June 30, 2004 and 2003, respectively.

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

Had the compensation expense for the stock option plan been determined based on the fair value of the options at the grant date consistent with the methodology prescribed under Statement of Financial Standards No. 123, "Accounting For Stock Based Compensation" at December 31, the Company's net income and earnings would have been reduced to the proforma amounts indicated below:


                                                2004            2003
                                           --------------   -----------
Net loss
As reported                                $ (9,972,161)    $(4,463,135)
                                           ==============   ===========
Pro forma                                  $ (9,972,161)    $(4,482,378)
                                           ==============   ===========
Basic and diluted loss per share           $      (0.52)    $     (0.51)
                                           ==============   ===========

Weighted-average number of common shares       19,179,573     8,797,194
                                           ==============   ===========

BIZCOM U.S.A., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


NOTE 2 - SUMMARY OF ACCOUNTING POLICIES, continued
--------------------------------------------------


Reclassifications
-----------------

Certain amounts in the fiscal year 2003 financial statements have been reclassified to conform to the 2004 fiscal year presentation.

Freight Costs
-------------

Freight costs incurred for delivering goods to customers are included in cost of goods sold and amounted to $32,955 and $41,413 in 2004 and 2003 respectively. The Company generated $6,778 and $4,876 of freight revenues recharged to customers in 2004 and 2003, and this amount is included in sales.

Research and Development
------------------------

Research and development costs are charged to expense when incurred. Total research and development costs for the year ended 2004 and 2003 were $663,470 and $40,556, respectively.


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

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and further requires that an issuer classify as a liability (or an asset in some circumstances) financial instruments that fall within its scope because that financial instrument embodies an obligation of the issuer. Many of such instruments were previously classified as equity. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not believe that the adoption of this standard will have a material impact on its financial position or results of operations

BIZCOM U.S.A., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


NOTE 3 -FAIR VALUE OF FINANCIAL INSTRUMENTS
-------------------------------------------

Cash, accounts receivable, accounts payable and other current liabilities and Notes Payable are recorded in the financial statement at cost, which approximates fair market value because of the short-term maturity and interest rates that approximate market rate of those instruments.

NOTE 4 -INTANGIBLE ASSETS
-------------------------

The Company has acquired certain FCC licenses in the 220 MHz spectrum, patent and technology rights related to radios and other equipment required to communicate on the 220 MHz spectrum and software licenses for use in emergency management. Intangible assets related to these acquisitions and licenses as of June 30 are as follows:


                                                    2004             2003
                                                ------------    ------------
220 MHz spectrum use agreement                  $    320,000    $    320,000
220 MHz radio patent and technology agreement        569,000         569,000
Exclusive software license                           439,000         439,000
Purchased radio technology                         8,000,000              --
220 MHz spectrum licenses owned                   29,053,420      14,702,613
Other intangibles                                     10,000          10,000
                                                ------------    ------------
                                                  38,391,420      16,040,613
Less accumulated amortization                     (3,717,493)       (751,733)
                                                ------------    ------------
FCC licenses and other intangible assets, net   $ 34,673,927    $ 15,288,880
                                                ============    ============


The Company will amortize these assets over the expected useful lives of the assets, which are five years for the spectrum use agreement, seven years for the radio patent and technology agreement and ten years for the FCC licenses. The Company uses a more conservative amortization policy of its FCC licenses over 10 years than the 20 years that is currently used by other similar companies. The Company's FCC licenses are granted for a term of 10 years, subject to renewals, and renewals of these licenses are granted in the normal course of business by the FCC. Management has determined that the current amortization policy was appropriate for the years ended June 30, 2004 and 2003 as the Company has only recently begun actively marketing its voice and data technology over the spectrum. Amortization expense for the years ended June 30, 2004 and 2003 was $2,965,761 and $670,436, and accumulated amortization totaled $3,717,493 and $751,733 at June 30, 2004 and 2003.

Estimated amortization of intangible assets is as follows:


                      2005                 $ 4,311,827
                      2006                   4,309,327
                      2007                   4,236,335
                      2008                   4,116,485
                      2009                   4,136,163
                   Thereafter               13,563,790
                                          ------------
                                          $ 34,673,927
                                          ============

BIZCOM U.S.A., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


NOTE 4 -INTANGIBLE ASSETS, continued
------------------------------------

We are required to test these intangible assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We performed our annual review for impairment on January 27, 2005 and determined that no impairment existed at June 30, 2004.

NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
-------------------------------------------------

Accounts payable and accrued liabilities consist of the following:

                                                    2004          2003
                                                 ----------   ----------
Accounts payable                                 $1,110,729   $  244,662
Accrued professional fees and other expenses        221,047      154,947
Accrued payroll, benefits and related taxes         187,596      149,288
                                                 ----------   ----------
Total accounts payable and accrued liabilities   $1,519,372   $  548,897
                                                 ==========   ==========


The Company incurred additional liabilities as part of the acquisitions of FCC licenses during the year ended June 30, 2004. As a result of a network restructuring of base stations at tower sites (see Note 6 - Property and Equipment) the Company was able to reduce the amount of accounts payable to tower operators by an amount of approximately $257,000 through renegotiations and settlements or abandonment in cases where it was cost prohibitive to recover the equipment.


NOTE 6 - PROPERTY AND EQUIPMENT
-------------------------------

Property and equipment consists of the following:


                                     2004          2003
                                 -----------    -----------
Communications equipment         $ 3,426,720    $ 5,122,000
Office and computer equipment        825,743        151,215
                                 -----------    -----------
                                   4,252,463      5,273,215
Less: accumulated depreciation    (1,139,708)      (200,506)
                                 -----------    -----------
Property and equipment, net      $ 3,112,755    $ 5,072,709
                                 ===========    ===========


Depreciation expense was $939,202 and $194,480 for the years ended June 30, 2004 and 2003, respectively. For the year ended June 30, 2004, the Company recorded an additional restructuring allowance of $1,900,000 (net $1,642,039 after taking into account the reduction in accounts payable - see Note 5- Accounts Payable and Accrued Liabilities) related to the de-commissioning of a number of base stations to reduce network operating costs and which were considered surplus to current requirements. The Company is retrofitting these base stations to upgrade the equipment to handle enhanced data communications and anticipates redeploying these base stations in selective locations. (See Note 5 - Accounts Payable and Accrued Liabilities)

BIZCOM U.S.A., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


NOTE 7 - ACQUISITION OF LICENSE AND EQUIPMENT
---------------------------------------------

On November 25, 2003, the Company acquired substantially all of the assets of Sophia, which included a nationwide ten-channel, two regional and eight economic area 220 MHz SMR FCC licenses and related communications equipment, Sophia's proprietary radio technology and other assets including inventory and computer and office equipment for an aggregate purchase price of $16.2 million. The purchase price was paid with 5,000,000 shares of the Company's restricted common stock valued at $2.50 per share, the assumption of certain obligations totaling $311,000, the issuance of a $2,900,000 promissory note payable on or before December 31, 2007 with simple interest at the rate of 4% per annum payable semiannually, a warrant to purchase 1,000,000 shares of the Company's restricted common stock at an exercise price subject to certain determinations, but not more than $6.00 per share, exercisable through December 31, 2007, $300,000 in cash and a $400,000 promissory note with simple interest at the rate of 4% per annum payable on or before January 31, 2004. The consideration of common stock and warrant was held in escrow until December 31, 2003, when the FCC formally authorized Sophia to transfer the licenses. The Company took title to all other assets at the closing and the resulting Sophia's operations have been included in this Financial. Statement since November 25, 2003. The common stock and shares of common stock underlying the warrant are subject to certain "piggyback" registration rights. See Note 4. The promissory notes are secured by a pledge of the common stock of SMR Management, Inc., a wholly owned subsidiary of the Company, which owns the FCC licenses. The Company has exclusive worldwide rights to the radio technology except in Mexico, Latin and South America, where Sophia retains non-exclusive rights to use the radio technology.


The Company recorded the acquisition as follows:
Purchase price:
              Issuance of common stock (5,000,000 shares)          $ 12,500,000
              Note payable December 31, 2007                          2,900,000
              Note payable January 31, 2004                             400,000
              Net cash used from the issuance of common
               stock (120,000 shares)                                   300,000
              Accrued acquisition costs                                 100,000
                                                                   ------------
                                                                   $ 16,200,000
                                                                   ============

Value of assets acquired and liabilites assumed:
              Fair value of recorded net assets acquired           $    400,000
              Purchased technology                                    8,000,000
              FCC licenses                                            7,800,000
                                                                   ------------
                                                                   $ 16,200,000
                                                                   ============


The components of the fair value of recorded net assets
acquired are as follows:
              Book value of assets acquired                        $  2,602,319
              Adjustments:
                          Cash, accounts receivable, deposits and
                            prepaid expenses not acquired              (287,815)
                          Accounts payable not assumed                  675,174
                          Book value of intangible assets acquired   (2,560,982)
                          Decrease in estimated value of equipment      (28,696)
                                                                   ------------
              Fair value of net assets acquired                    $    400,000
                                                                   ============

BIZCOM U.S.A., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


NOTE 7 - ACQUISITION OF LICENSE AND EQUIPMENT, continued
--------------------------------------------------------

On December 5, 2003, the Company entered into an asset purchase agreement with various equipment owners and license owners to acquire various 220 MHz SMR licenses and related communications equipment, as well as certain other assets, for an aggregate purchase price of $8,987,000, to be paid with the issuance of 2,998,000 shares of the Company's restricted common stock valued at $2.50 per share, and promissory notes payable in the amount of $1,492,000.

On December 18, 2003, the Company acquired a site specific 220 MHz SMR FCC license and related communications equipment covering the greater New York City metropolitan area for a purchase price of 60,000 shares of the Company's restricted common stock and a warrant to purchase 74,465 shares of the Company's restricted common stock exercisable at $3.00 per share through December 18, 2006. The Company allocated the $150,000 purchase price to FCC licenses. An additional 44,465 shares of restricted stock were issued to the seller for cash together with 2,459 shares issued in lieu of assumption of Accounts Payable.

On May 27, 2004, the Company and certain of the equipment owners and license owners who were parties to the December 5, 2003 asset purchase agreement closed upon the acquisition of certain of such assets, including fifty nine 220 MHz FCC licenses, related communications equipment, radio inventory, certain office equipment, internally developed software and data based programs relating to industry-wide participant ownership of 220 MHz spectrum utilized for spectrum auction strategy and incumbent co-channel interference analysis, as well as certain other assets, for an aggregate purchase price of $7,495,000, including $2,240,000 of assumed obligations (trade accounts payable, promissory notes and other accrued expenses). The purchase price was paid with 2,102,000 shares of the Company's restricted common stock valued at $2.50 per share. The aggregate consideration for such purchased assets was determined based upon management's analysis of the fair market value of such assets taken as a whole, and its prior, substantial experience in effecting transactions of a similar nature.

NOTE 8 - DEBT
-------------

                                                                             2004          2003
                                                                          ----------    ---------
Promissory note to Sophia payable on or
before December 31, 2007. Interest is due at a rate of 4% per annum,      $2,900,000    $      --
payable semiannually

Note payable to third party for professional services. No
interest due on the note is repayable at a rate of $10,000 a month            95,050           --

Note payable to third party for professional services. No
interest due on the note and is repayable at a rate of $10,000 a month,
starting January 2005                                                        143,000           --

Note payable to third party acquired as part of May 2004 asset purchase agreement. No interest due on the note and is repayable
at $10,000 a month, starting June 2004                                       175,000           --
                                                                          ----------    ---------
Total long-term debt                                                       3,313,050           --

Less: current portion of long-term debt                                      330,050           --
                                                                          ----------    ---------
                                                                          $2,983,000    $      --
                                                                          ==========    =========

BIZCOM U.S.A., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


NOTE 9 - RELATED PARTY TRANSACTIONS
-----------------------------------

The Chairman and Chief Executive Officer of the Company made a loan to the Company of $70,000 to the Company during the fiscal year ended June 30, 2004. The Company repaid $15,000 of this loan and the balance at June 30, 2004 was $55,000. The promissory note is unsecured, payable on demand and bears no interest. To date an additional payment of $10,000 has been made against this loan.

At June 30, 2003 the Company had a note receivable of $23,000 due from Public Safety Group, LLC ("PSG"), an entity whose managing member was an officer and director of the Company through October 14, 2002. The Company also had an account receivable of $29,476 due from PSG at June 30, 2003. The amounts in accounts receivable arose from software maintenance services provided by the Company to third parties but billed by PSG during the transition period following the execution of the license agreement with PSG.

NOTE 10 - INCOME TAXES
----------------------

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts of assets and liabilities used for income tax purposes. At June 30, 2004 and 2003, the Company had a cumulative federal net operating loss carry forward (NOL) of approximately $14,185,471 and $6,036,914, respectively. The NOL expires during the years 2019 through 2021.

The net provision (benefit) for income taxes consisted of the following at June 30, 2004 and 2003:


                                           2004         2003
                                        ----------   ----------
Current income taxes                    $       --   $       --
Deferred income tax benefit                     --           --
                                        ----------   ----------
Provision (Benefit) for Income Taxes    $       --   $       --
                                        ==========   ==========


Significant components of the Company's deferred tax liabilities and assets at June 30, 2004 and 2003 are as follows:


                                            2004           2003
                                        -----------    -----------
Net operating loss carryforward         $ 5,337,993    $ 2,271,691
Depreciation                                (91,919)       (91,123)
Amortization of intangibles                 584,448        121,205
Bad debt allowance                           45,231         14,337
Allowance for Returns                         5,645             --
Accrued vacation pay                         33,246         31,427
Deferred revenue                             92,572         26,340
                                        -----------    -----------
Deferred tax assets                     $ 6,007,216    $ 2,373,877
                                        ===========    ===========
Net deferred income tax asset           $        --    $        --
                                        ===========    ===========

BIZCOM U.S.A., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


NOTE 10 - INCOME TAXES, continued
---------------------------------


                                    2004           2003
                                -----------    -----------
Valuation Allowance:
Beginning of year               $(2,373,877)   $  (701,600)
Increase during the year         (3,633,339)    (1,672,277)
                                -----------    -----------
Ending Balance                   (6,007,216)    (2,373,877)
                                -----------    -----------
Net Deferred asset              $        --    $        --
                                ===========    ===========


A reconciliation between actual income taxes and amounts computed by applying the federal statutory rate of 34% to pre-tax loss before loss is summarized as follows:


                                                2004         2003
                                              --------     --------
U.S Federal statutory rate on earnings (loss)
  before income taxes                             34.0%        34.0%
Non-deductible items                                --           --
State income tax, net of federal tax benefit       3.6          3.6
Increase in valuation allowance                  (37.6)       (37.6)
                                              --------     --------
Income tax expense (benefit)                        --           --
                                              ========     ========


NOTE 11 - STOCKHOLDERS' EQUITY
------------------------------

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

BIZCOM U.S.A., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


NOTE 11 - STOCKHOLDERS' EQUITY, continued
-----------------------------------------

Private Placements of Common Stock
----------------------------------

For the years ended June 30, 2004 and 2003, the Company issued 1,850,924 and 1,728,000 shares of common stock and 8,385,000 and 1,915,500 warrants, respectively pursuant to two separate private placement unit offerings. (See "Warrants to Purchase Common Stock - Summary" below.) The Company received net proceeds of $4,602,817 and $4,297,897 in the years ending June 30, 2004 and 2003, respectively from these private placements. Expenses associated with the offerings for the years ending June 30, 2004 and 2003 were $24,493 and $22,103, and they have been offset against the proceeds received.

The terms of an initial private placement offering, which commenced on October 17, 2001 and closed on April 26, 2002, were as follows: each unit was priced at $5,000, and was comprised if 5,000 shares of restricted common stock, $0.0001 par value per share, and 2,500 warrants to purchase additional shares of the Company's restricted common stock at an exercise price of $1.50 per share for a period of 3 years from date of issuance, subject to customary adjustments. Additional warrants were issued to investors who purchased multiple units.

The terms of a subsequent private placement offering are as follows: each unit is priced at $7,500, and is comprised of 3,000 shares of restricted common stock, $0.0001 par value per share, and a 1,500 warrant to purchase 1,500 additional shares of the Company's restricted common stock at an exercise price of $3.00 per share for a period of 3 years from date of issuance, subject to customary adjustments. Additional warrants are issued to investors when their cumulative investment in the offering exceeds certain breakpoints.

The terms of a private placement unit offering ("Unit Offering") are as follows: each unit is priced at $25,000 and is comprised of 10,000 shares of restricted common stock, $0.0001 par value per share, and warrants to purchase 40,000 additional shares of the Company's restricted common stock at an exercise price of $3.00 per share for a period of 3 years from date of issuance, subject to customary adjustments. A subscriber must purchase a minimum of four units, subject to the discretion of the Company to accept subscription proceeds for a lesser amount.


NOTE 12 - OPTIONS AND WARRANTS
------------------------------

Stock Options - Employees

During the year ended June 30, 2003, the Company issued warrants to purchase 92,500 shares of our restricted common stock in conjunction with his employment agreement. These warrants have an exercise price of $3.00 per share through April 28, 2012, which was in excess of the Company's $2.50 per share fair value of its common stock at the date of grant.


SFAS No. 123 requires entities that account for awards of stock-based compensation to employees in accordance with APB No. 25 to present pro forma disclosures of results of operations and earnings per share as if compensation cost was measured at the date of grant based on the fair value of the award. No options were granted during the years ended June 30, 2004 and 2003, respectively. The computed fair value of the options granted in fiscal 2002 is $0.48 each. The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

BIZCOM U.S.A., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


NOTE 12 - OPTIONS AND WARRANTS, continued
-----------------------------------------

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

Accordingly, during 2004 and 2003, no compensation expense has been recognized. For purposes of pro-forma disclosures, consistent with the method under SFAS 123, the estimated fair values of the options are amortized to expenses over the option's vesting periods, using the straight-line method:
The following table summarize the Company's stock option activity:


                                              OPTIONED       WEIGHTED-AVERAGE
                                               SHARES         EXERCISE PRICE
                                             ----------       --------------

Options outstanding at June 30, 2003           120,000           $   3.00
Issued to non-employees                             --                 --
Issued to employees                                 --                 --
Exercised, expired, or forfeited              (120,000)                --
                                             ---------           --------
Options outstanding at June 30, 2004                --           $     --
                                             ---------           --------


Warrants to Purchase Common Stock - Summary
-------------------------------------------

As described above, the Company has issued through June 30, 2004, warrants to purchase shares totaling 10,300,000. These immediately exercisable common stock purchase warrants were issued in three separate private placements. The warrants issued in the private placement which commenced October 17, 2001 and ended April 26, 2002 total 3,435,000; all expire during the Company's fiscal year ending June 30, 2005, and have an exercise price of $1.50 each. Warrants issued through June 30, 2004 in the next private placement total 2,745,000; 91,500 and 1,915,500 and 738,000 of the warrants expire during the Company's fiscal years ending June 30, 2005, 2006 and 2007, respectively and have an exercise price of $3.00 per share. Warrants issued through June 30, 2004 in the Unit Offering total 4,120,000, and have an exercise price of $3.00 per share, and expire in the fiscal year ended June 30, 2007.

BIZCOM U.S.A., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


NOTE 12 - OPTIONS AND WARRANTS, continued
-----------------------------------------

Subsequent Issuances of Common Stock
------------------------------------

Subsequent to June 30, 2004 and through February 28, 2005, the Company has issued shares of its common stock and warrants pursuant to a private placement and a private placement Unit Offering as follows: 1,057,000 shares and 2,662,000 warrants for cash totaling $2,642,500.


NOTE 13 - COMMITMENTS AND CONTINGENCIES
---------------------------------------

Operating Lease Obligations
---------------------------

The Company leases space on communication towers under various operating leases, certain of which are non-cancelable and others are month to month, that expire at varying dates and have different monthly rentals. The Company also leases office premises in Fort Lauderdale and Chicago. For the year ended June 30, 2004 and June 30, 2003, the Company incurred rent expense of $608,492 and $308,889, respectively.


                        2006                306,569
                        2007                164,172
                        2008                 35,437
                        Thereafter           25,650
                                         ----------
                               Total     $1,042,742
                                         ==========



Litigation, Claims, and Assessments
-----------------------------------

We are not a party to and none of our property is subject to any pending or threatened legal, governmental, administrative or judicial proceedings except as described below.

We previously received correspondence from counsel for a third party vendor alleging the Company's wrongful retention, conversion and misappropriation of certain equipment and demanding its return. Such correspondence alleged that the equipment had a value of $325,000 and threatened the institution of legal action if the equipment was not promptly returned. The Company and such third part vendor settled this matter by our delivery of the disputed equipment in February 2005. No further communication has been received to date.

In June 2003, the Company settled litigation against Public Safety Corporation ("PSC"). Under the terms of the settlement, the Company will market the software under a new rebranded name, have all rights to make, use, copy, distribute, modify, sublicense and make derivative works of the rebranded software, and have the exclusive rights to the rebranded software and any derivative works. PSC shall only remarket the software under a new name to be determined. The Company and PSC agreed to terminate certain sections of the Exclusive License Agreement dated April 26, 2002, and PSC and PSG terminated their Software License Agreement dated March 18, 2002. PSC and the Company agreed not to contact each other's customers for a period of two years. The Company will pay royalties directly to PSC for a period of 18 months, after which all royalties will terminate. At the end of the 18- month period, the Company shall own a fully paid-up, non-exclusive, worldwide, royalty free license to the software.

BIZCOM U.S.A., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


NOTE 14 - SEGMENT INFORMATION
-----------------------------

The Company's reportable business segments are strategic business units that offer distinctive products that are marketed through different channels. The two reportable segments of the Company for the years ended June 30, 2004 and 2003 are Voice and Data Radio sales (including airtime sales) and Homeland Security/Public Safety software and consulting. The Company's accounting policies for segments are the same as those described in the summary of significant accounting policies. Management evaluates segment performance based on segment profit and loss. Information for reportable segments is as follows:


                                                          2004           2003
                                                      -----------   -----------

Sales - Voice and Data                                $   883,056   $   941,735
Sales - Homeland Security/Public Safety                   311,318       281,535

Cost of Sales - Voice and Data                            912,776       664,015
Cost of Sales - Homeland Security/Public Safety            16,806        14,578

Depreciation and amortization - Voice and Data          3,659,303       794,036
Amortization - Homeland Security/Public Safety            142,675        43,900

Restructuring Costs - Voice and Data                    1,642,039            --
Restructuring Costs - Homeland Security/Public Safety          --            --

Segment income (loss) - Voice and Data                 (5,331,062)     (516,316)
Segment income - Homeland Security/Public Safety          151,837       223,057

Depreciation - administrative                             102,985        26,980

Unallocated general and
 administrative expenses                                4,620,669     4,142,896
                                                      -----------   -----------

Operating loss                                        $(9,902,879)  $(4,463,135)
                                                      ===========   ===========


NOTE 15 - CONCENTRATION OF CREDIT RISKS
---------------------------------------

Customers
---------

For the year ended June 30, 2004, six customers accounted for 51% of the Company's total sales, and the two largest customers accounted for 18% and 9% respectively of the Company's total sales. The Company purchases its radios primarily from two vendors, which accounted for 9% percent of the Company's total purchases. At June 30, 2004, five customers accounted for 48% of the Company's accounts receivable. As such, the Company believes that it has an abnormal concentration of credit risk within its receivables because of the limited customer base.

BIZCOM U.S.A., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


NOTE 15 - CONCENTRATION OF CREDIT RISKS, continued
---------------------------------------------------

For the year ended June 30, 2003, four customers accounted for 58% of the Company's total sales, and the two largest customers accounted for 24% and 20% respectively of the Company's total sales. The Company purchases its radios primarily from one vendor, which accounted for 9% percent of the Company's total purchases. At June 30, 2003, five customers accounted for 48% of the Company's accounts receivable, and one of these customers is a related party (see Note 8). As such, the Company believes that it has an abnormal concentration of credit risk within its receivables because of the limited number of customers.

Cash
----

Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At June 30, 2004 and 2003, the Company had approximately $84,181 and $218,408, respectively, in excess of FDIC insured limits. The Company has not experienced any losses in such accounts.


NOTE 16 - GOING CONCERN
-----------------------

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


NOTE 17 - SUBSEQUENT EVENTS
---------------------------

In October 2004, we extended the exercise period for certain warrants for a period of one year from their respective expiration dates. These warrants were issued in a private placement which commenced October 17, 2001 and ended April 26, 2002 and relate to 3,410,000 shares; all warrants were originally due to expire during the Company's fiscal year ending June 30, 2005, and have an exercise price of $1.50 each.

In October 2004 the Company granted options to purchase 277,500 shares to employees at $3.00 per share. 50% vested immediately and the remaining 50% vest on April 22, 2005. these options were granted,under an employee stock option plan pursuant to which up to 2,000,000 shares may be issued. Such plan was approved by the shareholders of the Company in December 2003. No options were issued as of June 30, 2004.


Agreement with Merrick Systems, Inc.
------------------------------------

In November 2004, a partnership agreement was signed with Merrick Systems, Inc. ("Merrick Systems") the terms of which the parties agreed to be confidential (The agreement is marked "Confidential"). Merrick Systems designs, develops, produces software for the petroleum and natural gas industry. Merrick Systems' product and service offerings include field data capture, production allocations and other back office support, regulatory compliance, well asset management, equipment maintenance, project management, well measurement and monitoring systems. Such company also provides consulting services for the petroleum upstream and midstream markets.

BIZCOM U.S.A., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


NOTE 17 - SUBSEQUENT EVENTS, continued

Merrick Systems will act as distributor and integrator to the oil/gas industry for CX2 products and services. Adding the CX2 wireless solution allows Merrick Systems to offer the industry an end to end solution for real-time well automation services. The successful deployment of the new TDMA ("Time Division Multiple Access") enhanced Slotted Aloha protocol for CX2's pilot program with Devon Energy Corporation (Devon Energy) in the Carthage Texas area effectively ended the "proof of concept" phase, thus positioning us to enter the commercialization phase of our products and services. Merrick Systems' name visibility and expertise provides a powerful alliance and entry into this market segment for the company.

Merrick Systems' strategy is to sell to other producers in the Carthage, Texas base station coverage area, thus utilizing existing infrastructure. There are approximately 4000 wells within the coverage area, with another 3000 wells that could be covered by adding another base station approximately 25 miles away.

In addition to adding new users to existing infrastructure, Merrick System plan to target major producers with a view to them funding the infrastructure in order to open new fields to the CX2/Merrick Systems solution. With deployment of infrastructure, additional users from other producers within the coverage area can then be added to the network, replicating the Carthage model.

The agreement with Merrick systems required a joint sales plan be developed within 60 days of the agreement date or by February 1, 2005, and new, co-branded marketing material be developed within 90 days of the agreement date, or by March 1, 2005. These target dates have been achieved and sales and marketing efforts have already commenced.