Form 10QSB
period 2004-09-30
BIZCOM USA INC
filed 2005-06-23
CIK 1023997

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


(MARK ONE)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

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


         5440 NW 33RD AVENUE, SUITE 106, FORT LAUDERDALE, FLORIDA 33309
         --------------------------------------------------------------
                    (Address of principal executive offices)


                                 (954) 714-0028
                            -------------------------
                            Issuer's telephone number

              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ( ) No (X)

As of May 16, 2005, there were 25,503,074 shares of the Registrant's common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes (  ) No (X)

                               BIZCOM U.S.A., INC.
                                      INDEX

                          PART I FINANCIAL INFORMATION

Item 1.       Financial Statements

Consolidated Balance Sheets at September 30, 2004 and
   June 30, 2004 ......................................................     3

Consolidated Statements of Operations for the three months ended
   September 30, 2004 and 2003 ........................................     4

Consolidated Statements of Stockholders' Equity for the
   three months ended September 30, 2004 ..............................     5

Consolidated Statements of Cash Flows for the three months ended
   September 30, 2004 and 2003 ........................................     6

Notes to Consolidated Financial Statements.............................  7-12

Item 2. Management's Discussion and Analysis of Financial
    Condition and Results of Operations ..............................  13-19

Item 3. Controls and Procedures .......................................    19

                            PART II OTHER INFORMATION
Item 1. Legal Proceedings .............................................    20

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds ...    20

Item 3. Defaults Upon Senior Securities ................................   20

Item 4. Submission of Matters to a Vote of Security Holders.............   20


Item 5. Other Information...............................................   20

Item 6.Exhibits and Reports on Form 8-K.................................   20

                         PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements


BIZCOM U.S.A., INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2004 AND JUNE 30, 2004
================================================================================

                                                                                 SEPT. 30,          JUNE 30,
                                                                                   2004               2004
                                                                                ------------      ------------
                                                                                (Unaudited)
                                       ASSETS
                                       ------
Current assets:
   Cash                                                                         $      2,552      $    134,099
   Accounts receivable, net                                                           71,441            48,854
   Inventory, net                                                                    180,952           155,197
   Prepaid expenses and other current assets                                          71,358            49,886
                                                                                ------------      ------------
        Total current assets                                                         326,303           388,036
                                                                                ------------      ------------
Property and equipment, net                                                        2,970,804         3,112,755
                                                                                ------------      ------------
Other assets:
   Deposits                                                                           26,628            26,628
   Other receivables                                                                      --            23,000
   Intangible assets, ne                                                          33,595,606        34,673,927
                                                                                ------------      ------------
        Total other assets                                                        33,622,234        34,723,555
                                                                                ------------      ------------
        Total assets                                                            $ 36,919,341      $ 38,224,346
                                                                                ============      ============
                        LIABILITIES AND STOCKHOLDERS' EQUITY
                        ------------------------------------
Current liabilities:
   Accounts payable                                                             $  1,301,520      $  1,110,729
   Accrued liabilities                                                               363,987           353,643
   Related party                                                                      55,000            55,000
   Note payable                                                                    3,313,050           330,050
   Deferred revenue                                                                  253,362           246,006
                                                                                ------------      ------------
        Total current liabilities                                                  5,286,919         2,095,428
                                                                                ------------      ------------
Long term liabilities:
   Note payable                                                                           --         2,983,000
                                                                                ------------      ------------
        Total liabilities                                                          5,286,919         5,078,428
                                                                                ------------      ------------
Commitments and contingencies

Stockholders' equity:
   Preferred stock, $0.0001 par value; 20,000,000 shares
   authorized; no shares issued and outstanding at September 30, 2004
   and June 30, 2004, respectively                                                        --                --
   Common stock, $0.0001 par value; 200,000,000 shares authorized;
   24,390,674 and 24,066,674 shares issued and outstanding
   at September 30, 2004 and June 30, 2004, respectively                               2,439             2,406
   Additional paid-in capital                                                     50,241,157        49,436,236
   Accumulated deficit                                                           (18,611,174)      (16,292,724)
                                                                                ------------      ------------
        Total stockholders' equity                                                31,632,422        33,145,918
                                                                                ------------      ------------
        Total liabilities and stockholders' equity                              $ 36,919,341      $ 38,224,346
                                                                                ============      ============

Note: The Consolidated Balance Sheet at June 30, 2004 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

          See accompanying notes to consolidated financial statements.

BIZCOM U.S.A., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
================================================================================


                                                  THREE MONTHS ENDED
                                                     SEPTEMBER 30,
                                                2004              2003
                                            ------------      ------------

Sales                                       $    204,055      $    185,018

Operating expenses:
Cost of sales                                    191,417           127,563
Amortization of licenses                       1,078,322           415,112
Depreciation                                     141,950           136,536
General and administrative                     1,081,577         1,042,821
                                            ------------      ------------
               Total operating expenses        2,493,266         1,722,032
                                            ------------      ------------
Operating loss                                (2,289,211)       (1,537,014)
                                            ------------      ------------
Interest expense                                  29,239                --
                                            ------------      ------------
Net loss                                    $ (2,318,450)     $ (1,537,014)
                                            ============      ============
Net loss per common share,
 basic and diluted                          $      (0.10)     $      (0.10)
                                            ============      ============
Weighted-average number of
common shares, basic and diluted              24,252,587        15,244,098
                                            ============      ============

          See accompanying notes to consolidated financial statements.

BIZCOM U.S.A., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004
================================================================================

                                    PREFERRED STOCK              COMMON STOCK           ADDITIONAL
                                 -------------------     -------------------------       PAID-IN       ACCUMULATED
                                  SHARES     AMOUNT         SHARES        AMOUNT         CAPITAL         DEFICIT         TOTAL
                                 --------   --------     -----------    ----------    ------------    ------------    ------------
Balance, June 30, 2004                 --         --      24,066,674    $    2,406    $ 49,436,236    $(16,292,724)   $ 33,145,918
Issuance of common stock
     for cash                          --         --         324,000            33         804,921              --         804,954
Issuance of common stock
     for acquisitions                  --         --              --            --              --              --
Net loss for the three months
    ended September 30, 2004           --         --              --            --              --      (2,318,450)     (2,318,450)
                                 --------   --------     -----------    ----------    ------------    ------------    ------------
Balance, September 30, 2004                       --      24,390,674    $    2,439    $ 50,241,157    $(18,611,174)   $ 31,632,422
                                 ========   ========     ===========    ==========    ============    ============    ============










































          See accompanying notes to consolidated financial statements.

BIZCOM U.S.A., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
================================================================================


                                                                                         2004              2003
                                                                                      -----------      -----------
Cash flows from operating activities:
              Net Loss                                                                $(2,318,450)     $(1,537,014)
              Adjustments to reconcile net loss to net cash used in
                operating activities:
              Depreciation and amortization                                             1,220,272          551,647
              Changes in assets and liabilities net of effects from acquisitions:
              Allowance for doubtful accounts                                              13,703           36,900
              Deferred revenue                                                              7,356           84,622
              (Increase) decrease in:
                 Accounts receivable                                                      (36,289)         (18,091)
                 Inventory                                                                (25,755)          28,134
                 Prepaid expenses and other current assets                                  1,529          (36,519)
              Increase in accounts payable                                                190,790          100,584
              Increase (decrease) in accrued liabilities                                   10,343          (53,073)
                                                                                      -----------      -----------
Net cash used in operating activities                                                    (936,501)        (842,810)
                                                                                      -----------      -----------
Cash flows from investing activities:
              Payment of other liabilities assumed with license and equipment                  --          (95,000)
              Purchase of property and equipment                                               --          (52,630)
              Increase in other assets                                                         --           (6,150)
                                                                                      -----------      -----------
Net cash used in investing activities                                                          --         (153,780)
                                                                                      -----------      -----------
Cash flows from financing activities:
              Common stock issuance, net of expenses                                      804,954          826,790
                                                                                      -----------      -----------
Net cash provided by financing activities                                                 804,954          826,790
                                                                                      -----------      -----------
Net decrease in cash                                                                     (131,547)        (169,800)
Cash, beginning of year                                                                   134,099          264,428
                                                                                      -----------      -----------
Cash, end of period                                                                   $     2,552      $    94,628
                                                                                      ===========      ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

              Cash paid for interest                                                  $    35,000      $        --
                                                                                      ===========      ===========
              Cash paid for income taxes                                              $        --      $        --
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

BIZCOM U.S.A., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

================================================================================


NOTE 1 - NATURE OF BUSINESS
---------------------------

Bizcom U.S.A., Inc. was incorporated in the State of Florida on July 1, 1996. The consolidated financial statements include the accounts of Bizcom U.S.A., Inc. and its wholly-owned subsidiaries, Bizcom Southern Holdings, Inc. and SMR Management, Inc. (collectively, the "Company"). The Company provides wireless voice and data communications solutions within the 220-222 MHz Specialized Mobile Radio ("SMR") spectrum, and emergency management and first responder software applications for industrial/commercial, critical infrastructure, public safety, and homeland security markets. The Company owns substantial amount of 220-222 MHz SMR spectrum nationwide, and patented, proprietary, enabling technology that maximizes operating efficiencies within such spectrum. The 220-222 MHz SMR spectrum is commonly referred to as simply 220 MHz and is sometimes referred to as such throughout this document.

The Company, when it was originally formed in 1996, planned to manage and acquire certain 220 MHz SMR systems. However, due to capital constraints, the Company was unable to acquire such systems and ultimately ceased its activities. Through July 2001, the Company had only minimal administrative activities, which primarily were to maintain the legal existence and standing of the Company.

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

During fiscal 2002, the Company entered into software licensing agreements in the public safety operations and emergency and incident management software market. Also the Company entered into a patent licensing agreement that provided radio technology necessary to operate in the 220 MHz radio spectrum. During fiscal 2003, the Company completed acquisitions of one hundred four 220 MHz SMR Federal Communications Commission ("FCC") licenses and related communications equipment. The Company plans to offer for sale its security software and to state and local governments and agencies to provide a solution to monitor critical infrastructure and respond to incidents. In December 2003, the Company acquired a site specific area 220 SMR FCC license and related communications equipment covering the greater New York City metropolitan area. In May 2004 the Company completed acquisitions of additional 220 MHz SMR FCC licenses and related communications equipment. The Company may acquire additional radio technology, software and FCC licenses in the 220 MHz frequency and intends to expend substantial resources to increase the functionality of its radio products and services.

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

On December 18, 2003, the Company acquired a site specific 220 MHz SMR FCC license and related communications equipment covering the greater New York City metropolitan area for a purchase price of 60,000 shares of the Company's restricted common stock and a warrant to purchase 74,465 shares of the Company's restricted common stock exercisable at $3.00 per share through December 18, 2006. The Company allocated the $150,000 purchase price to FCC licenses. An

BIZCOM U.S.A., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

================================================================================


NOTE 1 - NATURE OF BUSINESS, CONTINUED
--------------------------------------

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

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Financial Statements for the year ended June 30, 2004. Operating results for the three months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending June 30, 2005.

It is recommended that the accompanying condensed financial statements be read in conjunction with the financial statements and notes for the year ended June 30, 2004, found in the Company's Form 10-KSB.

NOTE 3 - SUMMARY OF ACCOUNTING POLICIES
---------------------------------------

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of Bizcom U.S.A., Inc. and its subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents
-------------------------

Cash and cash equivalents include highly liquid investments purchased with an original maturity of three months or less. At September 30, 2004 and June 30, 2004, the Company had no cash equivalents.

Accounts Receivable
-------------------

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company's estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company's estimate of the allowance for doubtful

BIZCOM U.S.A., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

================================================================================

NOTE 3 - SUMMARY OF ACCOUNTING POLICIES, CONTINUED
--------------------------------------------------

accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts of $151,000 and $120,000 at September 30, 2004 and June 30, 2004, respectively.

Inventory
---------

Inventory consists primarily of 220 MHz radios, radio components and communications equipment held for resale, and is being carried at the lower of cost (first-in, first-out method) or market. Inventory is recorded net of an allowance for obsolescence of $40,000 at both September 30, 2004 and June 30, 2004.

Property and Equipment
----------------------

Property and equipment, consisting of computer equipment and office equipment, is recorded at acquisition cost and depreciated using the straight-line method over the estimated useful lives of the assets, which is presently five years for office and computer equipment and seven years for communications equipment.

For the year ended June 30, 2004, the Company recorded an additional restructuring allowance of $1,900,000 related to the de-commissioning of a number of base stations to reduce network operating costs and which were considered surplus to current requirements. The Company is retrofitting these base stations to upgrade the equipment to handle enhanced data communications and anticipates redeploying these base stations in selective locations.

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

The Company will amortize these assets over the expected useful lives of the assets, which are five years for the spectrum use agreement, seven years for the radio patent and technology agreement and ten years for the FCC licenses. The Company uses a more conservative amortization policy of its FCC licenses over 10 years than the 20 years that is currently used by other similar companies. The Company's FCC licenses are granted for a term of 10 years, subject to renewals, and renewals of these licenses are granted in the normal course of business by the FCC. Management has determined that the current amortization policy was appropriate for the years ended June 30, 2004 and 2003 as the Company has only recently begun actively marketing its voice and data technology over the spectrum. Amortization expense for the three months ended September 30, 2004 and the three months ended September 30, 2003 was $1,078,322 and $415,112, respectively. Accumulated amortization totaled $4,795,815 and $3,717,493 at September 30, 2004 and June 30, 2004.

We are required to test these intangible assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We performed our annual review for impairment on January 27, 2005 and determined that no impairment existed at June 30, 2004.

BIZCOM U.S.A., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

================================================================================


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

Advertising
-----------

Advertising costs are expensed as incurred. Advertising expenditures totaled $17,859 and $9,500 during the three months ended September 30, 2004 and 2003, respectively.

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

NOTE 4 - SEGMENT INFORMATION
----------------------------

The Company's reportable business segments are strategic business units that offer distinctive products that are marketed through different channels. The two reportable segments of the Company for the quarters ended September 30, 2004 and 2003 are Voice and Data Radio sales (including airtime sales) and Homeland Security/Public Safety software and consulting. The Company's accounting policies for segments are the same as those described in the summary of significant policies. Management evaluates segment performance based on segment profit and loss. Information for reportable segments is as follows:

BIZCOM U.S.A., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

================================================================================


                                                         THREE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                        2004            2003
                                                     -----------    -----------

Sales - Voice and Data                               $    93,335    $   124,564
Sales - Homeland Security/Public Safety                  110,720         60,454

Cost of Sales - Voice and Data                           191,034        119,544
Cost of Sales - Homeland Security/Public Safety              383          8,019

Depreciation and amortization - Voice and Data         1,154,035        551,648
Amortization - Homeland Security/Public Safety            21,951             --

Segment income (loss) - Voice and Data                (1,251,734)      (546,628)
Segment income - Homeland Security/Public Safety          88,386         52,435

Depreciation - administrative                             44,286             --

Unallocated general and
 administrative expenses                               1,081,577      1,042,821
                                                     -----------    -----------

Operating loss                                       $(2,289,211)   $(1,537,014)
                                                     ===========    ===========


NOTE 5 - NOTES PAYABLE
----------------------

We entered into an informal agreement with Sophia to extend the payment to Sophia of interest payments that total approximately $120,000 which had been due to be paid on June 30, 2004 and December 31, 2004 pursuant to the terms of a promissory note in the amount of $2,900,000 issued by the Company to Sophia in November, 2003, in connection with an acquisition of certain material assets. To date, the Company has made payments of $95,000 against the outstanding interest amount. Sophia has agreed in writing to waive its rights under the note until August 31, 2005. The Company has reclassified the note payable from long term to short term for the quarter ended September 30, 2004 as a result of the above.


NOTE 6 - GOING CONCERN
----------------------

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

BIZCOM U.S.A., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

================================================================================


NOTE 7 - SUBSEQUENT EVENTS
--------------------------


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

In November 2004, a confidential partnership agreement was signed with Merrick Systems, Inc. ("Merrick Systems"). Merrick Systems designs, develops, produces software for the petroleum and natural gas industry. Merrick Systems' product and service offerings include field data capture, production allocations and other back office support, regulatory compliance, well asset management, equipment maintenance, project management, well measurement and monitoring systems. Such company also provides consulting services for the petroleum upstream and midstream markets.

Merrick Systems will act as distributor and integrator to the oil/gas industry for CX2 products and services. Adding the CX2 wireless solution allows Merrick Systems to offer the industry an end to end solution for real-time well automation services. The successful deployment of the new TDMA ("Time Division Multiple Access") enhanced Slotted Aloha protocol for CX2's pilot program with Devon Energy Corporation (Devon Energy) in the Carthage Texas area, effectively ended the "proof of concept" phase, thus positioning us to enter the commercialization phase of our products and services. Merrick Systems' name, visibility and expertise provides a powerful alliance and entry into this market segment for the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and results of operations for the three months ended September 30, 2004 and significant factors that could affect our prospective financial condition and results of operations. You should read this discussion in conjunction with our financial statements and notes contained in our annual report on Form 10-KSB for the year ended June 30, 2004. Historical results may not be indicative of future performance.

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

OVERVIEW

Bizcom U.S.A., Inc. d/b/a CX2 Technologies (the "Company") provides wireless voice and data communications solutions within the 220-222 MHz Specialized Mobile Radio ("SMR") spectrum, and emergency management and first responder software applications for industrial/commercial, critical infrastructure, public safety, and homeland security markets. We own substantial 220 MHz SMR spectrum nationwide and patented proprietary, enabling technology that maximizes operating efficiencies within such spectrum.

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

In November 2004, a confidential partnership agreement was signed with Merrick Systems, Inc. ("Merrick Systems"). Merrick Systems designs, develops, produces software for the petroleum and natural gas industry. Merrick Systems' product and service offerings include field data capture, production allocations and other back office support, regulatory compliance, well asset management, equipment maintenance, project management, well measurement and monitoring systems. Such company also provides consulting services for the petroleum upstream and midstream markets.

Merrick Systems will act as distributor and integrator to the oil/gas industry for CX2 products and services. Adding the CX2 wireless solution allows Merrick Systems to offer the industry an end to end solution for real-time well automation services. The successful deployment of the new TDMA ("Time Division Multiple Access") enhanced Slotted Aloha protocol for CX2's pilot program with Devon Energy Corporation (Devon Energy) in the Carthage Texas area, effectively ended the "proof of concept" phase, thus positioning us to enter the commercialization phase of our products and services. Merrick Systems' name, visibility and expertise provides a powerful alliance and entry into this market segment for the Company.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2004 Compared to the Three Months Ended September 30, 2003.

   Total revenues for the quarter ended September 30, 2004 were $204,055, an increase of $19,037, or 10% from the September 30, 2003 quarter sales of $185,018. Sales of radio products and airtime decreased $31,229 or 25%, from $124,564 in the quarter ended September 30, 2003 to $93,335 in the quarter ended September 30, 2004. Revenues from public safety software and services were $110,720 in the quarter ended September 30, 2004 compared to $60,454 in the prior year quarter, an increase of $50,266, or 83%.

   Cost of sales for the quarter ended September 30, 2004 were $191,417, an increase of $63,854 or 50% from the September 30, 2003 quarter cost of sales of $127,563. Cost of sales for radio products and airtime in the quarter ended September 30, 2004 increased $71,490, or 60%, to $191,034 compared to $119,544 in the quarter ended September 30, 2003 due to cost of sales of canopy products and increased site lease and telecomm expenses of $56,190, related to equipment deployed with FCC licenses. Gross margin for radio products excluding airtime for the quarter ended September 30, 2004 were $21,970, a decrease of $26,108, or 54% from the September 30, 2003 quarter amount of $48,078 due to slightly lower sales and a much lower margin related to canopy product sales. Gross margin for radio products excluding airtime as a percent of sales decreased to 11% in the quarter ended September 30, 2004 compared to 26% in the 2003 quarter; the gross margin in the current year includes lower margins for the sales of canopy products.

   Airtime sales were $17,255 in the quarter ended September 30, 2004. Cost of sales for airtime sales, which are primarily tower rents, were $136,923 during the same quarter. Airtime sales were $37,676 and cost of sales related to airtime sales were $80,734 in the prior year fiscal quarter. We lease facilities on existing tower sites to avoid the cost of tower and shelter construction. The 220 MHz SMR FCC licenses require us to maintain transmission operations in order to maintain ownership of the licenses. We will continue to pay tower rents as working capital permits to continue transmissions on some sites, even though they may not be generating current income, in order to maintain ownership of these licenses.

   Depreciation increased to $141,950 in the quarter ended September 30, 2004 from $136,536 in the quarter ended September 30, 2003. Amortization expense increased by $663,210 to $1,078,322 in the quarter ended September 30, 2004 from $415,112 in the quarter ended September 30, 2003 due primarily to the amortization of 220 MHz SMR FCC licenses which we acquired in the December 2003 Sophia acquisition and licenses acquired in May 2004.

   Administration expense increased $38,756, or 4%, to $1,081,577 in the quarter ended September 30, 2004 compared to $1,042,821 in the quarter ended September 30, 2003 due to increases in consulting expenses and increases in salaries and benefits, professional fees and rent expense offset by a decrease in investor relations. Consulting expense increased $97,166 to $152,361 for the quarter ended September 30, 2004 as compared to $55,195 for the quarter ended September 30, 2003 primarily due to the Sophia acquisition and focusing the company to wireless data products and services. Salaries and benefits increased $16,959 to $583,827 for the quarter as compared to $566,868 for the quarter ended September 30, 2003. Professional fees increased $3,603 to $62,931 in the quarter ended September 30, 2004 compared to $59,328 in the quarter ended September 30, 2003. Rent expense increased $17,905 to $63,001 during the quarter ended September 30, 2004 compared to $45,096 in the same quarter in fiscal year 2003, Bad Debt Expense was $13,703 for the quarter ended September 30, 2004 as compared to $36,900 for the quarter ended September 30, 2003.

   We believe that we will have to increase the number of our personnel over the next approximately 12 months as our business may expand due to the need to increase our sales and marketing efforts.

The Company's reportable business segments are strategic business units that offer distinctive products that are marketed through different channels. The two reportable segments of the Company for the quarters ended September 30, 2004 and 2003 are Voice and Data Radio sales (including airtime sales) and Homeland Security/Public Safety software and consulting. The Company's accounting policies for segments are the same as those described in the summary of significant policies. Management evaluates segment performance based on segment profit and loss. Information for reportable segments is as follows:

                                                         THREE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                        2004            2003
                                                     -----------    -----------

Sales - Voice and Data                               $    93,335    $   124,564
Sales - Homeland Security/Public Safety                  110,720         60,454

Cost of Sales - Voice and Data                           191,034        119,544
Cost of Sales - Homeland Security/Public Safety              383          8,019

Depreciation and amortization - Voice and Data         1,154,035        551,648
Amortization - Homeland Security/Public Safety            21,951             --

Segment income (loss) - Voice and Data                (1,251,734)      (546,628)
Segment income - Homeland Security/Public Safety          88,386         52,435

Depreciation - administrative                             44,286             --

Unallocated general and
 administrative expenses                               1,081,577      1,042,821
                                                     -----------    -----------

Operating loss                                       $(2,289,211)   $(1,537,014)
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

The Company has a serious working capital shortage, and will need to raise significant capital from outside funding sources to execute our operating plans and sustain operations. No assurances are given that we will be successful in obtaining such needed capital. Our inability to promptly secure needed capital will materially adversely affect the Company and its operations, as we believe our current cash position and anticipated receipt of revenues will enable us to sustain current operations for up to approximately two months.

At September 30, 2004, we had stockholders' equity of $31,632,422, tangible net worth of $(1,963,184) and negative working capital of $(4,960,616). Since our inception, we have incurred losses of $(18,611,174) and during the last three months, we used cash in operations of $(936,501). Our operations and acquisitions have been funded primarily by the sale of equity in private equity financing from certain accredited investors. These funds have been used for working capital and general corporate purposes and acquisition and licensing costs in furtherance of our business plan. There are no current arrangements with purchasers for any of our securities.

We have assumed additional operating costs related to the acquisition of these 220 MHz SMR licenses and that of Sophia, such as tower rentals and insurances, which have placed an additional demand on the working capital of the Company. These costs are expected to increase over time and place further demands on our working capital.

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

We entered into an informal agreement with Sophia Communications, Inc. ("Sophia") to extend the payment to Sophia of interest payments that total approximately $120,000 which had been due to be paid on June 30, 2004 and December 31, 2004 pursuant to the terms of a promissory note in the amount of $2,900,000 issued by the Company to Sophia in November, 2003, in connection with an acquisition of certain material assets discussed below. To date, the Company has made payments of $95,000 against the outstanding interest amount. Sophia has agreed in writing to waive its rights under the note until August 31, 2005 The Company has reclassified the note payable from long term to short term for the quarter ended September 30, 2004 as a result of the above.

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

We currently plan to seek additional equity financing during approximately the next 9 months on a private placement basis of up to $15,000,000 from one or more potential financing sources. We have no current agreements, arrangements or understandings with any third party for such funding, and no assurances can be given that we will secure such funding. If we were to receive such funds, we currently plan to utilize such funds for implementing the sales and marketing and engineering initiatives enumerated above. Other planned sales and marketing efforts are expected to be supported by such funding. Such efforts may include, but not be limited to, networks in markets other than those previously discussed above as well as pursuing other possible opportunities. Engineering projects in addition to those enumerated above may also be initiated with such funding, if obtained, including, but not limited to developing a reduced cost, second generation DATALynx(TM) / DATATracker, and an integrated platform for our voice/data radios. Additional software application development relating to certain of our products and services may also be undertaken if such funding is received.

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

We do not currently anticipate any material capital expenditures for our existing operations. We do not currently anticipate purchasing, leasing or selling any plant or significant equipment during approximately the next twelve
(12) months. To the extent that we engage in such acquisitions, we plan to utilize shares of the Company's common stock for such purposes, and may assume certain obligations and debt in such transactions. Such common stock issuance, as well as any common stock issuance for cash to the extent affected, will have the effect of creating further shareholder dilution.

We do not believe that inflation has had a material effect on our results of operations. However, there can be no assurances that our business will not be affected by inflation in the future.

We have no off balance sheet arrangements.

SEGMENT REPORTING DISCLOSURES

The Company's reportable business segments are strategic business units that offer distinctive products that are marketed through different channels. The two reportable segments of the Company for the three months ended September 30, 2004 and 2003 are Voice and Data radio sales (including airtime sales) and public safety software and consulting. The Company's accounting policies for segments are the same as those described in the summary of significant accounting policies below. Management evaluates segment performance based on segment profit and loss.

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

Accounts Receivable
-------------------

We provide an allowance for doubtful accounts equal to the estimated uncollectible amounts. Our estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that our estimate of the allowance for doubtful accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts of $151,000 and $120,000 at September 30, 2004 and June 30, 2004, respectively.

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

Revenue Recognition
-------------------

Revenue generated from radio sales is generally recognized at the time the goods are shipped. Revenue from software sales and related consulting services is generally recognized at the time the product and/or service has been delivered and/or accepted by the customer. In April 2003, the Company adopted a new licensing agreement that requires customers to renew the license annually to continue using the license. Sales and customer support revenues generated under the revised license agreement will be amortized ratably over the term of the license. At September 30, 2004 the Company had deferred revenue of $253,362 compared to $246,006 as of June 30, 2004.

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


ITEM 3.  CONTROLS AND PROCEDURES

   The Company's principal executive and financial officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this Report. Based on the evaluation, such person concluded that the Company's disclosure controls and procedures as of the end of the period covered by this Report, have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Due to our serious working capital shortage, we did not have funds or the resources available until recently to file this report on a timely basis. There have been no changes in our internal controls or in other factors that could significantly affect internal controls that occurred during the quarter ending September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

                            PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

   We are not a party to and none of our property is subject to any pending or threatened legal, governmental, administrative or judicial proceedings, except as described below. There has never been a bankruptcy or receivership proceeding.

   We previously received correspondence from counsel for a third party vendor alleging that the Company's wrongful retention, conversion and misappropriation of certain equipment and demanding its return. Such correspondence alleged that the equipment had a value of $325,000 and threatened the institution of legal action if the equipment was not promptly returned. The Company and such third part vendor settled this matter by our delivery of the disputed equipment in February 2005. No further communication has been received to date.


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

   For the period July 1, 2004 through September 30, 2004, we sold securities pursuant to Section 4(2) under the Securities Act of 1933, as amended (the "Securities Act"), based upon the limited number of offerees, their relationship to the Company, the number of shares offered, the size of the offering, and the manner of such offering: During the fiscal quarter ending September 30, 2004, we issued units for an aggregate of $810,000 to accredited investors pursuant to Rule 506 under the Securities Act. The Company issued units at a price of $7,500 per unit for an aggregate of $435,000 pursuant to a unit offering, as amended; each unit is comprised of 3,000 shares of restricted common stock and a warrant to purchase 1,500 shares of restricted common stock at an exercise price of $3.00 per share for a period of 3 years from the date of issuance, subject to customary adjustments. Additional warrants are issued to investors in the offering when their cumulative investment in the offering exceeds certain breakpoints. The Company issued units at a price of $25,000 per unit for an aggregate of $375,000 pursuant to a private placement offering to accredited investors; each unit is comprised of 10,000 shares of restricted common stock, $0.0001 par value per share, and 40,000 warrants to purchase additional shares of the Company's restricted common stock at an exercise price of $3.00 per share for a period of 3 years from date of issuance, subject to customary adjustments. A subscriber must purchase a minimum of four units. Each of the certificates representing shares of common stock and warrants bear a restrictive legend restricting transferability under the Securities Act.

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

Date June 21, 2005                Bizcom U.S.A., Inc.
                                  (Registrant)


                                  By: /s/ Hanan Klein
                                       -----------------------------------------
                                       Hanan Klein, Chief Executive Officer,
                                       Principal Executive and Financial Officer