Form 10QSB
period 2004-12-31
BIZCOM USA INC
filed 2005-06-24
CIK 1023997

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2004

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

                               BIZCOM U.S.A., INC.

                                     INDEX

                          PART I FINANCIAL INFORMATION

Item 1.       Financial Statements

Consolidated Balance Sheets at December 31, 2004
     and June 30, 2004 ................................................     3

Consolidated Statements of Operations for the three months and
     six months ended December 31, 2004 and 2003 ......................     4

Consolidated Statements of Stockholders' Equity for the
     six months ended December 31, 2004 ...............................     5

Consolidated Statements of Cash Flows for the six months ended
     December 31, 2004 and 2003 .......................................     6

Notes to Consolidated Financial Statements.............................  7-12

Item 2. Management's Discussion and Analysis of Financial Condition
     and Results of Operations ........................................ 13-19

Item 3. Controls and Procedures........................................    19


                            PART II OTHER INFORMATION
Item 1. Legal Proceedings .............................................    20

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds ...    20

Item 3. Defaults Upon Senior Securities................................    20

Item 4. Submission of Matters to a Vote of Security Holders............    20


Item 5. Other Information...............................................   20

Item 6.Exhibits and Reports on Form 8-K.................................   20

                           PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements

BIZCOM U.S.A., INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2004 AND JUNE 30, 2004


                                                                             DEC. 31,         JUNE 30,
                                                                              2004              2004
                                                                          ------------      ------------
                                                                           (Unaudited)
                                     ASSETS
                                     ------
Current assets:
   Cash                                                                   $     23,286      $    134,099
   Accounts receivable, net                                                     81,089            48,854
   Inventory, net                                                              376,351           155,197
   Prepaid expenses and other current assets                                    44,329            49,886
                                                                          ------------      ------------
      Total current assets                                                     525,055           388,036
                                                                          ------------      ------------
Property and equipment, net                                                  2,837,526         3,112,755
                                                                          ------------      ------------

Other assets:
   Deposits                                                                     26,628            26,628
   Other receivables                                                                --            23,000
   Intangible assets, net                                                   32,492,493        34,673,927
                                                                          ------------      ------------
      Total other assets                                                    32,519,121        34,723,555
                                                                          ------------      ------------
      Total assets                                                        $ 35,881,702      $ 38,224,346
                                                                          ============      ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current liabilities:
   Accounts payable and accrued liabilities                               $  1,429,932      $  1,110,729
   Accrued liabilities                                                         372,567           353,643
   Related party                                                                45,000            55,000
   Notes payable                                                             3,255,055           330,050
   Deferred revenue                                                            140,750           246,006
                                                                          ------------      ------------
      Total current liabilities                                              5,243,304         2,095,428
                                                                          ------------      ------------
Long term liabilities:
   Note payable                                                                     --         2,983,000
                                                                          ------------      ------------
      Total liabilities                                                      5,243,304         5,078,428
                                                                          ------------      ------------
Commitments and contingencies

Stockholders' equity:
   Preferred stock, $0.0001 par value; 20,000,000 shares
   authorized; no shares issued and outstanding at September 30, 2004
   and June 30, 2004, respectively                                                  --                --
   Common stock, $0.0001 par value; 200,000,000 shares authorized;
   24,793,674 and 24,066,674 shares issued and outstanding
   at December 31, 2004 and June 30, 2004, respectively                          2,479             2,406
   Additional paid-in capital                                               51,239,097        49,436,236
   Accumulated deficit                                                     (20,603,178)      (16,292,724)
                                                                          ------------      ------------
Total stockholders' equity                                                  30,638,398        33,145,918
                                                                          ------------      ------------
Total liabilities and stockholders' equity                                $ 35,881,702      $ 38,224,346
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

BIZCOM U.S.A., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2004 AND 2003
================================================================================

                                                   THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                      DECEMBER 31,                        DECEMBER 31,
                                                2004              2003              2004              2003
                                            ------------      ------------      ------------      ------------
Sales                                       $    318,730      $    317,488      $    522,785      $    502,506

Operating expenses:
Cost of sales                                    326,096           204,869           517,513           332,432
Amortization of licenses                       1,078,113           575,834         2,156,434           990,946
Depreciation                                     142,064           149,049           284,014           285,585
General and administrative                       767,489         1,105,138         1,849,066         2,147,959
                                            ------------      ------------      ------------      ------------
               Total operating expenses        2,313,762         2,034,890         4,807,027         3,756,922
                                            ------------      ------------      ------------      ------------
Operating loss                                (1,995,032)       (1,717,402)       (4,284,242)       (3,254,416)
                                            ------------      ------------      ------------      ------------
Other income                                      32,266                --            32,266                --
Interest expense                                  29,238            13,019            58,478            13,019
                                            ------------      ------------      ------------      ------------
Net loss                                    $ (1,992,004)     $ (1,730,421)     $ (4,310,454)     $ (3,267,435)
                                            ============      ============      ============      ============
Net loss per common share,
 basic and diluted                          $      (0.08)     $      (0.10)     $      (0.18)     $      (0.20)
                                            ============      ============      ============      ============
Weighted-average number of
common shares, basic and diluted              24,574,891        17,731,615        24,413,495        16,487,856
                                            ============      ============      ============      ============
























          See accompanying notes to consolidated financial statements.

BIZCOM U.S.A., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE SIX MONTHS ENDED DECEMBER 31, 2004
================================================================================

                                     PREFERRED STOCK             COMMON STOCK           ADDITIONAL
                                -----------------------   ---------------------------     PAID-IN      ACCUMULATED
                                  SHARES        AMOUNT       SHARES         AMOUNT        CAPITAL        DEFICIT          TOTAL
                                ---------     ---------   -----------    ------------   ------------   ------------    ------------
Balance, June 30, 2004                 --            --    24,066,674    $      2,406   $ 49,436,236   $(16,292,724)   $ 33,145,918
Issuance of common stock
    for cash                           --            --       727,000              73      1,802,861             --       1,802,934
Issuance of common stock
    for acquisitions                   --            --            --              --             --             --              --
Net loss for the six months
    ended December 31, 2004            --            --            --              --             --     (4,310,454)     (4,310,454)
                                ---------     ---------   -----------    ------------   ------------   ------------    ------------
Balance, December 31, 2004             --            --    24,793,674    $      2,479   $ 51,239,097   $(20,603,178)   $ 30,638,398
                                =========     =========   ===========    ============   ============   ============    ============

































          See accompanying notes to consolidated financial statements.

BIZCOM U.S.A., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED DECEMBER 31, 2004 AND 2003
================================================================================


                                                                                          2004              2003
                                                                                      ------------      ------------
Cash flows from operating activities:
              Net Loss                                                                $ (4,310,454)     $ (3,267,435)
              Adjustments to reconcile net loss to net cash used in
                operating activities:
              Depreciation and amortization                                              2,440,448         1,276,531
              Changes in assets and liabilities net of effects from acquisitions:
              Allowance for doubtful accounts                                               38,703            76,900
              Inventory Reserve                                                             29,843                --
              Deferred revenue                                                            (105,256)          (48,089)
                 Sale of surplus license                                                    25,000                --
              (Increase) decrease in:
              Accounts receivable                                                          (70,938)          (60,863)
              Inventory                                                                   (250,997)           96,522
              Prepaid expenses and other current assets                                     28,557           (76,821)
              Increase in accounts payable                                                 319,203           103,590
              Increase (decreease) in accrued liabilities                                   18,924          (141,070)
                                                                                      ------------      ------------
Net cash used in operating activities                                                   (1,836,967)       (2,040,735)
                                                                                      ------------      ------------

Cash flows from investing activities:
              Payment of other liabilities assumed with license and equipment                   --          (239,000)
              Cash payment for acquisition                                                      --          (300,000)
              Purchase of property and equipment                                            (8,785)          (65,416)
              Repayment of Notes Payable                                                   (67,995)               --
              (Increase) Decrease in other assets                                               --            (6,971)
                                                                                      ------------      ------------
Net cash used in investing activities                                                      (76,780)         (611,387)
                                                                                      ------------      ------------

Cash flows from financing activities:
              Common stock issuance, net of expenses                                     1,802,934         2,441,189
                                                                                      ------------      ------------
Net cash provided by financing activities                                                1,802,934         2,441,189
                                                                                      ------------      ------------

Net decrease in cash                                                                      (110,813)         (210,933)
Cash, beginning of year                                                                    134,099           264,428
                                                                                      ------------      ------------
Cash, end of period                                                                   $     23,286      $     53,495
                                                                                      ============      ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
              Cash paid for interest                                                  $     35,000      $         --
                                                                                      ============      ============
              Cash paid for income taxes                                              $         --      $         --
                                                                                      ============      ============

              Non-cash transactions:
              Stock and notes issued in acquisition:
              Issuance of common stock (5,000,000 shares)                             $         --      $ 12,650,000
              Note payable December 31, 2007                                                    --         2,900,000
              Note payable March 31, 2004                                                       --           400,000
                                                                                      ------------      ------------
                                                                                      $         --      $ 15,950,000
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


NOTE 1 - NATURE OF BUSINESS
---------------------------

Bizcom U.S.A., Inc. was incorporated in the State of Florida on July 1, 1996. The consolidated financial statements include the accounts of Bizcom U.S.A., Inc. and its wholly-owned subsidiaries, Bizcom Southern Holdings, Inc. and SMR Management, Inc. (collectively, the "Company"). The Company provides wireless voice and data communications solutions within the 220-222 MHz Specialized Mobile Radio ("SMR") spectrum, and emergency management and first responder software applications for industrial/commercial, critical infrastructure, public safety, and homeland security markets. The Company owns substantial amount of 220-222 MHz SMR spectrum nationwide, and patented proprietary, enabling technology that maximizes operating efficiencies within such spectrum. The 220-222 MHz SMR spectrum is commonly referred to as simply 220 MHz and is sometimes referred to as such throughout this document.

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

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Financial Statements for the year ended June 30, 2004. Operating results for the six months ended December 31, 2004 are not necessarily indicative of the results that may be expected for the year ending June 30, 2005.

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

Cash and Cash Equivalents
-------------------------

Cash and cash equivalents include highly liquid investments purchased with an original maturity of three months or less. At December 31, 2004 and June 30, 2004, the Company had no cash equivalents.

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


NOTE 3 - SUMMARY OF ACCOUNTING POLICIES, CONTINUED
--------------------------------------------------


accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts of $176,000 and $120,000 at December 31, 2004 and June 30, 2004, respectively.

Inventory
---------

Inventory consists primarily of 220 MHz radios, radio components and communications equipment held for resale, and is being carried at the lower of cost (first-in, first-out method) or market. Inventory is recorded net of an allowance for obsolescence of $70,100 and $40,000 at December 31, 2004 and June 30, 2004, respectively.

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

The Company will amortize these assets over the expected useful lives of the assets, which are five years for the spectrum use agreement, seven years for the radio patent and technology agreement and ten years for the FCC licenses. The Company uses a more conservative amortization policy of its FCC licenses over 10 years than the 20 years that is currently used by other similar companies. The Company's FCC licenses are granted for a term of 10 years, subject to renewals, and renewals of these licenses are granted in the normal course of business by the FCC. Management has determined that the current amortization policy was appropriate for the years ended June 30, 2004 and 2003 as the Company has only recently begun actively marketing its voice and data technology over the spectrum. Amortization expense for the six months ended December 31, 2004 and the six months ended December 31, 2003 was $2,156,434 and $990,946, respectively. Accumulated amortization totaled $5,873,927 and $3,717,493 at December 31, 2004 and June 30, 2004.

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


NOTE 3 - SUMMARY OF ACCOUNTING POLICIES, CONTINUED
--------------------------------------------------

Advertising
-----------

Advertising costs are expensed as incurred. Advertising expenditures totaled $17,859 and $9,500 during the six months ended December 31, 2004 and 2003, respectively.

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

Recent Accounting Pronouncements
--------------------------------

In November 2004, the Financial Accounting Standards Board (`FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs--an amendment of ARB No. 43, Chapter 4." ("SFAS 151"). SFAS 151 amends ARB 43, Chapter 4. SFAS 151 requires that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) costs be recognized as current-period charges. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe that the adoption of this standard will have a material impact on the financial statements.

BIZCOM U.S.A., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
================================================================================


NOTE 4 - SEGMENT INFORMATION
----------------------------

The Company's reportable business segments are strategic business units that offer distinctive products that are marketed through different channels. The two reportable segments of the Company for the three and six months ended December 31, 2004 and 2003 are Voice and Data Radio sales (including airtime sales) and Homeland Security/Public Safety software and consulting. The Company's accounting policies for segments are the same as those described in the summary of significant policies. Management evaluates segment performance based on segment profit and loss. Information for reportable segments is as follows:


                                                           THREE MONTHS ENDED                SIX MONTHS ENDED
                                                              DECEMBER 31,                     DECEMBER 31,
                                                         2004             2003             2004             2003
                                                     -----------      -----------      -----------      -----------
Sales - Voice and Data                               $   249,866      $   237,118      $   343,201      $   361,682
Sales - Homeland Security/Public Safety                   68,864           80,370          179,584          140,824

Cost of Sales - Voice and Data                           319,672          198,092          510,706          317,635
Cost of Sales - Homeland Security/Public Safety            6,424            6,777            6,807           14,797

Depreciation and amortization - Voice and Data         1,153,940          703,623        2,307,974        1,235,810
Amortization - Homeland Security/Public Safety            21,951           10,975           43,902           21,950

Segment income (loss) - Voice and Data                (1,223,746)        (664,597)      (2,475,479)      (1,191,763)
Segment income - Homeland Security/Public Safety          40,489           62,618          128,875          104,077

Depreciation - administrative                             44,286           10,285           88,572           18,771

Unallocated general and
 administrative expenses                                 767,489        1,105,138        1,849,066        2,147,959
                                                     -----------      -----------      -----------      -----------

Operating loss                                       $(1,995,032)     $(1,717,402)     $(4,284,242)     $(3,254,416)
                                                     ===========      ===========      ===========      ===========



NOTE 5 - NOTES PAYABLE
----------------------

We entered into an informal agreement with Sophia to extend the payment to Sophia of interest payments that total approximately $120,000 which had been due to be paid on June 30, 2004 and December 31, 2004 pursuant to the terms of a promissory note in the amount of $2,900,000 issued by the Company to Sophia in November, 2003, in connection with an acquisition of certain material assets. To date, the Company has made payments of $95,000 against the outstanding interest amount. Sophia has agreed in writing to waive its rights under the note until August 31, 2005. The Company has reclassified the note payable from long term to short term for the current fiscal year as a result of the above.

BIZCOM U.S.A., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
================================================================================


NOTE 6 - GOING CONCERN
-----------------------

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


NOTE 7 - AGREEMENT WITH MERRICK SYSTEMS
---------------------------------------

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following is a discussion and analysis of our financial condition and results of operations for the three and six months ended December 31, 2004 and significant factors that could affect our prospective financial condition and results of operations. You should read this discussion in conjunction with our financial statements and notes contained in our annual report on Form 10-KSB for the year ended June 30, 2004. Historical results may not be indicative of future performance.

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

   We have a severe working capital shortage, and must continue to seek and secure significant capital from outside funding sources as cash flow from operations is insufficient to sustain our operations. No assurances are given that we will be successful in obtaining such needed capital. Our inability to promptly secure needed capital will materially adversely affect the Company and its operations, as we believe our current cash position and anticipated receipt of revenues will enable us to sustain current operations for up to approximately two months.

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

In November 2004, a confidential partnership agreement was signed with Merrick Systems. Merrick Systems designs, develops, produces software for the petroleum and natural gas industry. Merrick Systems' product and service offerings include field data capture, production allocations and other back office support, regulatory compliance, well asset management, equipment maintenance, project management, well measurement and monitoring systems. Such company also provides consulting services for the petroleum upstream and midstream markets.

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


RESULTS OF OPERATIONS

Three Months Ended December 31, 2004 Compared to the Three Months Ended December 31, 2003

   Total revenues for the quarter ended December 30, 2004 were $318,730, a slight increase of $1,242 from the December 31, 2003 quarter sales of $317,488. Sales of radio products and airtime increased $12,748 or 5%, from $237,118 in the quarter ended December 31, 2003 to $249,866 in the quarter ended December 31, 2004. Revenues from public safety software and services were $68,864 in the quarter ended December 31, 2004 compared to $80,370 in the prior year quarter, a decrease of $11,506, or 14%.

   Cost of sales for the quarter ended December 31, 2004 were $326,096, an increase of $121,227 or 59% from the December 31, 2003 quarter cost of sales of $204,869. Cost of sales for radio products and airtime in the quarter ended December 31, 2004 increased $121,265, or 61%, to $319,672 compared to $198,092 in the quarter ended December 31, 2003 due to sale of products with lower gross margins and increased site lease and telecomm expenses related to equipment deployed with FCC licenses. Gross margin for radio products excluding airtime for the quarter ended December 31, 2004 were $51,393, a decrease of $46,980, or 48% from the December 31, 2003 quarter amount, $98,373, due to lower sales of data radios and lower gross margins on voice product sales. Gross margin for radio products excluding airtime as a percent of sales decreased to 16% in the quarter ended 31, 2004 compared to 31% in the 2003 quarter.

   Airtime sales were $20,638 in the quarter ended December 31, 2004. Cost of sales for airtime sales, which are primarily tower rents, were $141,836 during the same quarter. There were $33,474 airtime sales and $93,136 cost of sales for airtime sales in the prior year fiscal quarter. We lease facilities on existing tower sites to avoid the cost of tower and shelter construction. The 220 MHz SMR FCC licenses require us to maintain transmission operations in order to maintain ownership of the licenses. We will continue to pay tower rents as working capital permits to continue transmissions on some sites, even though they may not be generating current income, in order to maintain ownership of these licenses.

   Depreciation decreased to $142,064 in the quarter ended December 31, 2004 from $149,049 in the quarter ended December 31, 2004. Amortization expense increased $502,279 to $1,078,113 in the quarter ended December 31, 2004 from $575,834 in the quarter ended last year due primarily to the amortization of 220 MHz SMR FCC licenses which we acquired in the November 2003 Sophia acquisition and licenses acquired in May 2004.

   Administration expense decreased $337,649, or 31%, to $767,489 in the quarter ended December 31, 2004 compared to $1,105,138 in the quarter ended December 31, 2003 due primarily to reductions in salaries and benefits. Salaries and benefits decreased by $342,331 or 48% to $369,402 for the quarter as compared to $711,733 for the quarter ended December 31, 2003. Consulting expense increased $18,927 to $84,608 for the quarter as compared to $65,681 for the quarter ended December 31, 2003. Professional fees increased $24,113 to $106,037 in the quarter ended December 31, 2004 compared to $81,924 in the quarter ended December 31, 2003 as several regulatory filings were completed. Rent expense decreased $35,335 to $23,132 during the quarter ended December 31, 2004 compared to $58,467 in the same quarter in fiscal year 2003 after negotiations with our landlords. Bad Debt Expense was $25,000 for the quarter ended December 31, 2004 as compared to $40,000 for the quarter ended December 31, 2003.

Six Months Ended December 31, 2004 Compared to the Six Months Ended December 31, 2003

   Total revenues for the six months ended December 31, 2004 were $522,785, an increase of $20,279 or 4% from the December 31, 2003 six months sales of $502,506. Sales of radio products and airtime, of $343,201 decreased $18,481, or 5% from $361,682 for the period ended December 31, 2003. Sales of public safety software and services were $179,584 in the six months ended December 31, 2004 compared to $140,824 in the prior year period. The increase was due primarily to recognizing previously deferred license fees in the quarter.

   Cost of sales for the six months ended September 30, 2004 were $517,513, an increase of $185,081 or 56% from the six months ended September 30, 2003 cost of sales of $332,432. Cost of sales for radio products and airtime in the six months ended December 31, 2004 increased $193,071, or 61%, to $510,706 compared to $317,635 in the six months ended December 31, 2003. Gross margin for radio products excluding airtime for the six months ended December 31, 2004 were $73,363, a decrease of $73,088, or 50% from $146,451 for the six month period ended December 31, 2003, due to lower sales of data products and lower margins. Gross margin for radio products excluding airtime as a percent of sales decreased to 14% in the six months ended December 31, 2004 compared to 29% in the six months ended December 31, 2003. Airtime sales were $37,892 in the six months ended December 31, 2004 compared to $71,150 for the same period in the prior year. Cost of sales for airtime sales, which are primarily tower rents, were $278,759 during the six months ended December 31, 2004, an increase of $104,890 compared to costs of $173,869 in the corresponding period last year.

   Depreciation decreased slightly by $1,571 to $284,014 in the six months ended December 31, 2004 from $285,585 in the previous year. Amortization expense increased $1,165,488 to $2,156,434 in the six months ended December 31, 2004 from $990,946 in the previous year due primarily to the amortization of 220 MHz licenses acquired from Sophia in November 2004 and other licenses acquired in May 2004.

   Administration expense decreased $298,893, or 14%, to $1,849,066 in the six months ended December 31, 2004 compared to $2,147,959 in the six months ended December 31, 2003 primarily due to reductions in salaries and benefits. Salaries and benefits decreased $275,108 to $953,228 for the six months ended December 31, 2004 compared to $1,228,336 for the same period last year. Consulting expenses increased $118,303 to $239,179 for the six-month period in 2004 as compared to $120,876 in the previous year. Professional fees increased by $25,609 to $166,861 for the six months ending December 31, 2004 compared to $141,252 for the same period in fiscal year 2004 due to regulatory filings in December. Rent expense was $86,133 for the six months ended December 31, 2004, a decrease of $29,749 as compared to the $115,882 for the six months ended the previous year because of lease negotiations and concessions from our landlords. Travel expense for the six-month period ended December 31, 2004 was $54,327 as compared to $97,094 for the same period in the previous year as the company reduced staff and travel related costs.

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



                                                           THREE MONTHS ENDED                SIX MONTHS ENDED
                                                              DECEMBER 31,                     DECEMBER 31,
                                                         2004             2003             2004             2003
                                                     -----------      -----------      -----------      -----------
Sales - Voice and Data                               $   249,866      $   237,118      $   343,201      $   361,682
Sales - Homeland Security/Public Safety                   68,864           80,370          179,584          140,824

Cost of Sales - Voice and Data                           319,672          198,092          510,706          317,635
Cost of Sales - Homeland Security/Public Safety            6,424            6,777            6,807           14,797

Depreciation and amortization - Voice and Data         1,153,940          703,623        2,307,974        1,235,810
Amortization - Homeland Security/Public Safety            21,951           10,975           43,902           21,950

Segment income (loss) - Voice and Data                (1,223,746)        (664,597)      (2,475,479)      (1,191,763)
Segment income - Homeland Security/Public Safety          40,489           62,618          128,875          104,077

Depreciation - administrative                             44,286           10,285           88,572           18,771

Unallocated general and
 administrative expenses                                 767,489        1,105,138        1,849,066        2,147,959
                                                     -----------      -----------      -----------      -----------

Operating loss                                       $(1,995,032)     $(1,717,402)     $(4,284,242)     $(3,254,416)
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

At December 30, 2004, we had stockholders' equity of $30,638,398, tangible net worth of $(1,854,095) and negative working capital of $(4,718,249). Since our inception, we have incurred losses of $(20,603,178) and during the last six months, we used cash in operations of $(1,836,967). Our operations and acquisitions have been funded primarily by the sale of equity in private equity financing from certain accredited investors. These funds have been used for working capital and general corporate purposes and acquisition and licensing costs in furtherance of our business plan. There are no current arrangements with purchasers for any of our securities.

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

SEGMENT REPORTING DISCLOSURES

The Company's reportable business segments are strategic business units that offer distinctive products that are marketed through different channels. The two reportable segments of the Company for the three and six months ended December 31, 2004 and 2003 are Voice and Data radio sales (including airtime sales) and public safety software and consulting. The Company's accounting policies for segments are the same as those described in the summary of significant accounting policies below. Management evaluates segment performance based on segment profit and loss.

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

Accounts Receivable
-------------------

We provide an allowance for doubtful accounts equal to the estimated uncollectible amounts. Our estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that our estimate of the allowance for doubtful accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts of $176,000 and $120,000 at December 31, 2004 and June 30, 2004,
respectively.

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

Revenue Recognition
-------------------

Revenue generated from radio sales is generally recognized at the time the goods are shipped. Revenue from software sales and related consulting services is generally recognized at the time the product and/or service has been delivered and/or accepted by the customer. In April 2003, the Company adopted a new licensing agreement that requires customers to renew the license annually to continue using the license. Sales and customer support revenues generated under the revised license agreement will be amortized ratably over the term of the license. At December 31, 2004 the Company had deferred revenue of $140,750 compared to $246,006 as of June 30, 2004.

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


ITEM 3.  CONTROLS AND PROCEDURES

   The Company's principal executive and financial officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this Report. Based on the evaluation, such person concluded that the Company's disclosure controls and procedures as of the end of the period covered by this Report, have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Due to our serious working capital shortage, we did not have funds or the resources available until recently to file this report on a timely basis. There have been no changes in our internal controls or in other factors that could significantly affect internal controls that occurred during the quarter ending December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

   For the period July 1, 2004 through December 31, 2004, we sold securities pursuant to Section 4(2) under the Securities Act of 1933, as amended (the "Securities Act"), based upon the limited number of offerees, their relationship to the Company, the number of shares offered, the size of the offering, and the manner of such offering: During the fiscal quarter ending December 31, 2004, we issued units for an aggregate of $1,007,500 to accredited investors pursuant to Rule 506 under the Securities Act. The Company issued units at a price of $7,500 per unit for an aggregate of $420,000 pursuant to a unit offering, as amended; each unit is comprised of 3,000 shares of restricted common stock and a warrant to purchase 1,500 shares of restricted common stock at an exercise price of $3.00 per share for a period of 3 years from the date of issuance, subject to customary adjustments. Additional warrants are issued to investors in the offering when their cumulative investment in the offering exceeds certain breakpoints. The Company issued units at a price of $25,000 per unit for an aggregate of $650,000 pursuant to a private placement offering to accredited investors; each unit is comprised of 10,000 shares of restricted common stock, $0.0001 par value per share, and 40,000 warrants to purchase additional shares of the Company's restricted common stock at an exercise price of $3.00 per share for a period of 3 years from date of issuance, subject to customary adjustments. A subscriber must purchase a minimum of four units. Each of the certificates representing shares of common stock and warrants bear a restrictive legend restricting transferability under the Securities Act.

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


Date: June 22, 2005                Bizcom U.S.A., Inc.
                                   (Registrant)


                                   By: /s/ Hanan Klein
                                       -----------------------------------------
                                       Hanan Klein, Chief Executive Officer,
                                       Principal Executive and Financial Officer