Form 10QSB
period 2005-03-31
BIZCOM USA INC
filed 2005-07-01
CIK 1023997

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

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

                               BIZCOM U.S.A., INC.
                                      INDEX

                          PART I FINANCIAL INFORMATION


Item 1.  Financial Statements

         Consolidated Balance Sheets at March 31, 2005
            and June 30, 2004 ...........................................      3

         Consolidated Statements of Operations for the three months
            and nine months ended March 31, 2005 and 2004 ...............      4

         Consolidated Statements of Stockholders' Equity for the
            nine months ended March 31, 2005 ............................      5

         Consolidated Statements of Cash Flows for the
            nine months ended March 31, 2005 and 2004 ...................      6

         Notes to Consolidated Financial Statements .....................   7-13

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations ...................................... 14- 21

Item 3.  Controls and Procedures ........................................     21


                            PART II OTHER INFORMATION
Item 1. Legal Proceedings ...............................................     22

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds .....     22

Item 3. Defaults Upon Senior Securities .................................     22

Item 4. Submission of Matters to a Vote of Security Holders .............     22

Item 5. Other Information ...............................................     22

Item 6.Exhibits and Reports on Form 8-K .................................     22

                            PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements

BIZCOM U.S.A., INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2005 AND JUNE 30, 2004

                                                                                MARCH 31,       JUNE 30,
                                                                                  2005            2004
                                                                              ------------    ------------
                                                                                       (Unaudited)
                                     ASSETS
                                     ------
Current assets:
Cash                                                                          $    129,593    $    134,099
Accounts receivable, net                                                            36,776          48,854
Inventory, net                                                                     580,374         155,197
Prepaid expenses and other current assets                                           78,005          49,886
                                                                              ------------    ------------
Total current assets                                                               824,748         388,036
                                                                              ------------    ------------
Property and equipment, net                                                      2,610,223       3,112,755
                                                                              ------------    ------------
Other assets:
Deposits                                                                            46,203          26,628
Other Receivables                                                                       --          23,000
Intangible assets, net                                                          31,411,044      34,673,927
                                                                              ------------    ------------
Total other assets                                                              31,457,247      34,723,555
                                                                              ------------    ------------
Total assets                                                                  $ 34,892,218    $ 38,224,346
                                                                              ============    ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current liabilities:
Accounts payable and accrued liabilities                                      $  1,294,124    $  1,110,729
Accrued liabilities                                                                555,679         353,643
Related party                                                                       40,000          55,000
Note payable                                                                     3,187,050         330,050
Deferred revenue                                                                    37,880         246,006
                                                                              ------------    ------------
Total current liabilities                                                        5,114,733       2,095,428
                                                                              ------------    ------------
Long term liabilities:
Note payable                                                                            --       2,983,000
                                                                              ------------    ------------
Total liabilities                                                                5,114,733       5,078,428
                                                                              ------------    ------------
Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized; no shares issued and outstanding at March 31, 2005
and June 30, 2004, respectively                                                         --              --
Common stock, $0.0001 par value; 200,000,000 shares authorized;
 25,293,674 and 24,066,674 shares issued and outstanding
at March 31, 2005 and June 30, 2004, respectively                                    2,529           2,406
Additional paid-in capital                                                      52,491,240      49,436,236
Accumulated deficit                                                            (22,716,284)    (16,292,724)
                                                                              ------------    ------------
Total stockholders' equity                                                      29,777,485      33,145,918
                                                                              ------------    ------------
Total liabilities and stockholders' equity                                    $ 34,892,218    $ 38,224,346
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

BIZCOM U.S.A., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2005 AND 2004
================================================================================


                                                       THREE MONTHS ENDED              NINE MONTHS ENDED
                                                           MARCH 31,                       MARCH 31,
                                                 ----------------------------    ----------------------------
                                                     2005            2004            2005            2004
                                                 ------------    ------------    ------------    ------------
Sales                                            $    169,482    $    516,388    $    692,267    $  1,018,894

Operating expenses:
Cost of sales                                          99,808         278,276         617,321         615,099
Amortization of licenses                            1,076,449         899,676       3,232,883       1,890,521
Depreciation                                          142,390         171,188         426,404         456,773
General and administrative                            967,605       1,394,281       2,816,673       3,537,848
                                                 ------------    ------------    ------------    ------------
               Total operating expenses             2,286,252       2,743,421       7,093,281       6,500,241
                                                 ------------    ------------    ------------    ------------

Operating loss                                     (2,116,770)     (2,227,033)     (6,401,014)     (5,481,347)
                                                 ------------    ------------    ------------    ------------

Other income                                           32,267              --          64,533              --
Interest expense                                       28,603          31,873          87,079          44,892
                                                 ------------    ------------    ------------    ------------
Net loss                                         $ (2,113,106)   $ (2,258,906)   $ (6,423,560)   $ (5,526,239)
                                                 ============    ============    ============    ============

Net loss per common share,
 basic and diluted                               $      (0.08)   $      (0.11)   $      (0.26)   $      (0.31)
                                                 ============    ============    ============    ============

Weighted-average number of
common shares, basic and diluted                   25,020,374      21,298,685      24,613,470      18,099,361
                                                 ============    ============    ============    ============




















          See accompanying notes to consolidated financial statements.

BIZCOM U.S.A., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED MARCH 31, 2005
================================================================================

                                       PREFERRED STOCK             COMMON STOCK          ADDITIONAL
                                    ---------------------   -------------------------     PAID-IN      ACCUMULATED
                                      SHARES     AMOUNT        SHARES        AMOUNT       CAPITAL         DEFICIT         TOTAL
                                    ---------   ---------   ------------   ----------   ------------   ------------    ------------
Balance, June 30, 2004                     --          --     24,066,674   $    2,406   $ 49,436,236   $(16,292,724)   $ 33,145,918
Issuance of common stock for cash          --          --      1,227,000          123      3,055,004             --       3,055,127
Issuance of common stock for
  acquisitions                             --          --             --           --             --             --              --
Net loss for the nine months
    ended March 31, 2005                   --          --             --           --             --     (6,423,560)     (6,423,560)
                                    ---------   ---------   ------------   ----------   ------------   ------------    ------------
Balance, March 31, 2005                    --          --     25,293,674   $    2,529   $ 52,491,240   $(22,716,284)   $ 29,777,485
                                    ---------   ---------   ============   ==========   ============   ============    ============







































          See accompanying notes to consolidated financial statements.

BIZCOM U.S.A., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED MARCH 31, 2005 AND 2004
================================================================================

                                                                                        2005            2004
                                                                                    ------------    ------------
Cash flows from operating activities:
              Net Loss                                                              $ (6,423,560)   $ (5,526,239)
              Adjustments to reconcile net loss to net cash used in
                operating activities:
              Depreciation and amortization                                            3,659,287       2,347,294
              Decommissioning of base stations                                            85,714              --
              Changes in assets and liabilities net of effects from acquisitions:
              Allowance for doubtful accounts                                             (7,729)         76,900
              Inventory Reserve                                                           60,709              --
              Deferred revenue                                                          (208,126)        (56,501)
                 Sale of surplus license                                                  30,000              --
              (Increase) decrease in:
              Accounts receivable                                                         19,807        (109,077)
              Inventory                                                                 (485,886)        193,512
              Prepaid expenses and other current assets                                   (5,119)        (41,630)
              Increase in accounts payable                                               183,395         479,494
              Increase (Decrease) in accrued liabilities                                 202,036        (106,278)
                                                                                    ------------    ------------
Net cash used in operating activities                                                 (2,889,472)     (2,742,525)
                                                                                    ------------    ------------
Cash flows from investing activities:
              Payment of other liabilities assumed with license and equipment                 --        (293,000)
              Cash payment for acquisition                                                    --        (300,000)
              Purchase of property and equipment                                          (9,586)        (66,208)
              Repayment of Notes payable                                                (141,000)       (300,000)
              (Increase) Decrease in other assets                                        (19,575)            653
                                                                                    ------------    ------------
Net cash used in investing activities                                                   (170,161)       (958,555)
                                                                                    ------------    ------------
Cash flows from financing activities:
              Common stock issuance, net of expenses                                   3,055,127       3,437,451
                                                                                    ------------    ------------
Net cash provided by financing activities                                              3,055,127       3,437,451
                                                                                    ------------    ------------
Net decrease in cash                                                                      (4,506)       (263,629)
Cash, beginning of year                                                                  134,099         264,428
                                                                                    ------------    ------------
Cash, end of period                                                                 $    129,593    $        799
                                                                                    ============    ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

              Cash paid for interest                                                $     55,000    $         --
                                                                                    ============    ============
              Cash paid for income taxes                                            $         --    $         --
                                                                                    ============    ============
              Non-cash transactions:
              Stock and notes issued in acquisition:
              Issuance of common stock (5,060,000 shares)                           $         --    $ 12,650,000
              Note payable December 31, 2007                                                  --       2,900,000
              Note payable March 31, 2004                                                     --         100,000
                                                                                    ------------    ------------
                                                                                    $         --    $ 15,650,000
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

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Financial Statements for the year ended June 30, 2005. Operating results for the nine months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending June 30, 2005.

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


NOTE 3- SUMMARY OF ACCOUNTING POLICIES, CONTINUED
-------------------------------------------------

Cash and Cash Equivalents
-------------------------

Cash and cash equivalents include highly liquid investments purchased with an original maturity of three months or less. At March 31, 2005 and June 30, 2004, the Company had no cash equivalents.

Accounts Receivable
-------------------

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company's estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts of $37,000 and $120,000 at March 31, 2005 and June 30, 2004, respectively.

Inventory
---------

Inventory consists primarily of 220 MHz radios, radio components and communications equipment held for resale, and is being carried at the lower of cost (first-in, first-out method) or market. Inventory is recorded net of an allowance for obsolescence of $101,000 and $40,000 at March 31, 2005 and June 30, 2004, respectively.

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

The Company will amortize these assets over the expected useful lives of the assets, which are five years for the spectrum use agreement, seven years for the radio patent and technology agreement and ten years for the FCC licenses. The Company uses a more conservative amortization policy of its FCC licenses over 10 years than the 20 years that is currently used by other similar companies. The Company's FCC licenses are granted for a term of 10 years, subject to renewals, and renewals of these licenses are granted in the normal course of business by the FCC. Management has determined that the current amortization policy was appropriate for the years ended June 30, 2004 and 2003 as the Company has only recently begun actively marketing its voice and data technology over the spectrum. Amortization expense for the nine months ended March 31, 2005 and the nine months ended March 31, 2004 was $3,232,883 and $1,890,521, respectively. Accumulated amortization totaled $6,950,376 and $3,717,493 at March 31, 2005 and June 30, 2004.

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


NOTE 3- SUMMARY OF ACCOUNTING POLICIES, CONTINUED
-------------------------------------------------

Revenue Recognition
-------------------

Revenue generated from radio sales is generally recognized at the time the goods are shipped. Revenue from software sales and related consulting services are generally recognized at the time the product and/or service has been delivered and/or accepted by the customer. In April 2003, the Company adopted a new licensing agreement that requires customers to renew the license annually to continue using the license. Sales and customer support revenues generated under the revised license agreement will be amortized ratably over the term of the license.

Advertising
-----------

Advertising costs are expensed as incurred. Advertising expenditures totaled $19,714 and $10,101 during the nine months ended March 31, 2005 and 2004, respectively.

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

Stock-Based Compensation
------------------------

SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record employee stock option compensation plans at fair value. The Company currently applies Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" for its employee stock option grants. Under APB No. 25, if the exercise price of the Company's stock options is less than the market price of the underlying stock on the date of grant, the Company must recognize compensation expense; otherwise, no compensation is recorded. For transactions with other than employees, in which services were performed in exchange for stock or other equity instruments, the transactions are recorded on the basis of the fair value of the services received or the fair value of the issued equity instrument, whichever is more readily measurable.

Reclassifications
-----------------

Certain amounts in the fiscal year 2004 financial statements have been reclassified to conform to the 2005 fiscal year presentation.

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


NOTE 3- SUMMARY OF ACCOUNTING POLICIES, CONTINUED
-------------------------------------------------

freight, handling costs, and wasted material (spoilage) costs be recognized as current-period charges. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe that the adoption of this standard will have a material impact on the financial statements.

In December 2004, the FASB issued SFAS No. 152 "Accounting for Real Estate Time-Sharing Transactions--an amendment of FASB statements No. 66 and 67" ("SFAS 152"). SFAS 151 amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position
(SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects. SFAS 152 is effective for financial statement for fiscal years beginning after June 15, 2005. The Company does not believe that the adoption of this standard will have a material impact on the financial statements, as we do not have any real estate time sharing transactions.

In December 2004, the FASB issued Statement No. 153, "Exchange of Nonmonetary Assets" -an amendment of APB Opinion No. 29 ("SFAS 153"). SFAS 153 addresses the measurement of exchanges of nonmonetary assets and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for periods beginning after June 15, 2005. The Company does not believe that the application of Statement No.153 will have a material impact on the financial statements, as we do not have any exchanges of nonmonetary assets.

In December 2004 the FASB issued a revised Statement 123 "Accounting for Stock-Based Compensation" ("SFAS 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No.123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first annual fiscal period after June 15, 2005. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. The Company is currently evaluating the impact of adoption of this statement.

In April 2005 the U.S. Securities and Exchange Commission (the "SEC") announced a deferral of the effective date of FAS 123(R) for calendar year companies until the beginning of the Company's 2006 fiscal year. This statement will therefore become effective for our fiscal year ending June 30, 2006.


NOTE 4 - SEGMENT INFORMATION
----------------------------

The Company's reportable business segments are strategic business units that offer distinctive products that are marketed through different channels. The two reportable segments of the Company for the three and nine months ended March 31, 2005 and 2004 are Voice and Data Radio sales (including airtime sales) and Homeland Security/Public Safety software and consulting. The Company's accounting policies for segments are the same as those described in the summary of significant policies. Management evaluates segment performance based on segment profit and loss. Information for reportable segments is as follows:

BIZCOM U.S.A., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
================================================================================


NOTE 4 - SEGMENT INFORMATION, CONTINUED
---------------------------------------

                                                         THREE MONTHS ENDED            NINE MONTHS ENDED
                                                            MARCH 31,                     MARCH 31,
                                                   --------------------------    --------------------------
                                                       2005           2004           2005          2004
                                                   -----------    -----------    -----------    -----------
Sales - Voice and Data                             $   173,782    $   435,663    $   516,983    $   797,345
Sales - Homeland Security/Public Safety                 (4,300)        80,725        175,284        221,549

Cost of Sales - Voice and Data                          99,808        276,267        610,514        598,293
Cost of Sales - Homeland Security/Public Safety             --          2,009          6,807         16,806

Depreciation and amortization - Voice and Data       1,152,602      1,049,604      3,460,577      2,296,288
Amortization - Homeland Security/Public Safety          21,951         10,975         65,853         21,950

Segment income (loss) - Voice and Data              (1,078,628)      (890,208)    (3,554,108)    (2,097,236)
Segment income - Homeland Security/Public Safety       (26,251)        67,741        102,624        182,793

Depreciation - administrative                           44,286         10,285        132,857         29,056

Unallocated general and
 administrative expenses                               967,605      1,394,281      2,816,673      3,537,848
                                                   -----------    -----------    -----------    -----------

Operating loss                                     $(2,116,770)   $(2,227,033)   $(6,401,014)   $(5,481,347)
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


NOTE 6 - GOING CONCERN
----------------------

The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As described above, the Company was in the development stage from August 2001 until May 2002, at which time operations began. The Company has incurred a loss from operations,

BIZCOM U.S.A., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
================================================================================


NOTE 6 - GOING CONCERN, CONTINUED
---------------------------------

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


NOTE 8 - SUBSEQUENT EVENT
-------------------------

In May 2005, the Chairman and Chief Executive Officer of the Company, Mr. Klein, entered into a two year employment agreement with the Company that would generally provide for a compensation of $130,000 annually, a bonus of $50,000 and 500,000 options to purchase the Company's Common Stock.These options were granted as follows, 125,000 with an execute price at $2.50 vesting immediately from date of grant at May 25, 2005; 125,000 with an execute price at $3.00 vesting immediately from date of grant at May 25, 2005; 125,000 with an execute price at $4.00 vesting six months from date of grant at November 25, 2005; and 125,000 with an execute price at $5.00 vesting one year from date of grant at May 25, 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following is a discussion and analysis of our financial condition and results of operations for the three and nine months ended March 31, 2005 and significant factors that could affect our prospective financial condition and results of operations. You should read this discussion in conjunction with our financial statements and notes contained in our annual report on Form 10-KSB for the year ended June 30, 2004. Historical results may not be indicative of future performance.

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

   Bizcom U.S.A., Inc. d/b/a CX2 Technologies (the "Company") provides wireless voice and data communications solutions within the 220-222 MHz Specialized Mobile Radio ("SMR") spectrum, and emergency management and first responder software applications for industrial/commercial, critical infrastructure, public safety, and homeland security markets. We own substantial 220 MHz SMR spectrum nationwide, and patented proprietary, enabling technology that maximizes operating efficiencies within such spectrum.

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

Given the serious working capital shortage, management has administered several cost reduction programs including payroll expense reductions in the form of layoffs and reductions in pay. We have also reduced other general and administrative expenses. Management continues to have discussions with key vendors to renegotiate payment terms.

Our objectives over the next twelve months in order of priority are to: (a) develop our telemetry and commercial data transmission markets, both as a technology provider and as a network operator; (b) Expand the sales and marketing of our AVL (automatic vehicle location) FleetTracker(TM) product in the Chicago area followed by other select markets; (c) initiate a direct mail campaign for the purpose of marketing GeoCommand(TM), our licensed homeland security software first responder GIS (Geographic Information Systems) product;
(d) continue product engineering and development projects currently under way relating to wireless products, including an improvement to the data protocol that increases network capacity, modifying DATALynx(TM) design to replace obsolete components and begin work on next generation products; (e) continue the acquisition of select assets comprising constructed 220 MHz SMR systems to further enhance and consolidate our position as a leading spectrum holder in such frequency band; and (f) continue pursuing strategic alliances with companies whose products and services are supportive of ours.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2005 Compared to the Three Months Ended March 31, 2004

Total revenues for the quarter ended March 31, 2005 were $169,482, a decrease of $346,906, or 67% from the March 31, 2004 quarter sales of $516,388. Sales in 2004 included recognition of $212,000 of prepaid revenue that resulted from the acquisition of Sophia. Sales of radio products and airtime decreased $261,881, or 60%, from $435,663 in the quarter ended March 31, 2004 to $173,782 in the quarter ended March 31, 2005. There were no sales of public safety software and services in the quarter ended March 31, 2005 compared to $80,725 in the March 31, 2004 quarter.

Cost of sales for the quarter ended March 31, 2005 were $99,809, a decrease of $178,468, or 64% from the March 31, 2004 quarter cost of sales of $278,276. Cost of sales for radio products and airtime in the quarter ended March 31, 2005 decreased $176,459, or 64%, to $99,808 compared to $276,267 in the quarter ended March 31, 2004 due to lower radio sales for the quarter, and an inventory gain of $44,890 for deconstructed base station sites. Gross margin for radio products excluding airtime for the quarter ended March 31, 2005 were $78,646, a decrease of 61% from the March 31, 2004 quarter amount, $200,252 due to lower sales. Gross margin for radio products excluding airtime as a percent of sales increased to 46% in the quarter ended March 31, 2005 compared to 39% in the 2004 quarter.

Airtime sales were $25,878 in the quarter ended March 31, 2005 up slightly from $21,085 in the same period in 2004. Cost of sales for airtime sales, which are primarily tower rents, were $30,549 during the quarter ended March 31, 2005, down from $61,940 for the quarter ended March 31, 2004. We lease facilities on existing tower sites to avoid the cost of tower and shelter construction. The 220 MHz SMR FCC licenses require us to maintain transmission operations in order to maintain ownership of the licenses. We will continue to pay tower rents as working capital permits to continue transmissions on some sites, even though they may not be generating current income, in order to maintain ownership of these licenses. In addition, as a result of the acquisition of the assets of Sophia, we have deconstructed certain existing sites owned by the Company and moved the equipment to service areas with larger populations than previously served in order to meet certain FCC construction requirements. As a result, we may have licenses revoked by the FCC if we do not resume broadcasting at such sites within a certain time period. We do not currently believe that the revocation, if affected by the FCC, of such licenses would materially adversely affect our operations due to either the minimal population within proximity of such license locations or due to overlapping coverage within certain areas as a result of our acquisition of additional licenses.

Depreciation decreased $28,798 to $142,390 in the quarter ended March 31, 2005 from $171,188 in the quarter ended March 31, 2005. Amortization expense increased $176,773 to $1,076,449 in the quarter ended March 31, 2005 from $899,676 in the quarter ended last year due primarily to the amortization of 220 MHz SMR FCC licenses which were acquired in during the previous fiscal year. Amortization of licenses acquired to date will increase to $4,311,827, and depreciation of assets acquired to date will increase to $555,079 in fiscal 2005.

Administration expense decreased $426,676, or 31%, to $967,605 in the quarter ended March 31, 2005 compared to $1,394,281 in the quarter ended March 31, 2004 due primarily to decreases in salaries and benefits, travel expenses, professional fees and rent expense from the previous year. Salaries and benefits decreased $206,254 to $488,739 for the quarter as compared to $694,993 spent during the quarter ended March 31, 2004 due to pay reductions implemented during the fiscal year and employee attrition. Corresponding to aforementioned headcount reductions travel expense decreased by $31,355 to $23,224 for the quarter ended March 31, 2005. Professional fees decreased $21,315 to $254,150 in the quarter ended March 31, 2005 compared to $275,465 in the quarter ended March 31, 2004. Rent expense decreased $49,875 to $55,041 during the quarter ended March 31, 2005 compared to $104,916 in the same quarter in fiscal year 2004 as a result of renegotiating our lease agreements in both locations.

We believe that we will have to continue increasing the number of our personnel over the next approximately 6-12 months as our business expands due to the need to increase our sales and marketing efforts.

Nine Months Ended March 31, 2005 Compared to the Nine Months Ended March 31,
2004

Total revenues for the nine months ended March 31, 2005 were $692,267, a decrease of $326,627 or 32% from $1,018,894 for the nine months ended March 31, 2004. The 2004 sales amount included $316,000 generated from prepaid revenue acquired from the Sophia operations. Sales of radio products and airtime for the nine months ended March 31, 2005 were $516,983, a decrease of $280,362, or 35%, from $797,345 in the nine months ended March 31, 2004, due to lower voice and data radio sales. Sales of public safety software and services were $175,284 in the nine months ended March 31, 2005 compared to $221,549 in the prior year period.

Cost of sales for the nine months ended March 31, 2005 were $617,321, an increase of $2,222 or less than 1% as compared to the nine months ended March 31, 2004 cost of sales of $615,099. Cost of sales for radio products and airtime in the nine months ended March 31, 2005 increased $12,221, or 2%, to $610,514 compared to $598,293 in the nine months ended March 31, 2004. Gross margin for radio products excluding airtime for the nine months ended March 31, 2005 were $152,008, a decrease of $190,619, or 56% from the $342,627 for the nine months ended March 31, 2004, due to lower sales and lower margins. Gross margin for radio products excluding airtime as a percent of sales decreased to 22% in the nine months ended March 31, 2005 compared to 34% in the nine months ended March 31, 2004. Airtime sales were $63,770 in the nine months ended March 31, 2005 compared to $92,234 for the same period in the prior year. Cost of sales for airtime sales, which are primarily tower rents, were $309,308 during the nine months ended March 31, 2005 compared to much lower cost of sales of $235,809 in the corresponding period last year. Tower rent increased by $57,744 for the year ended March 31, 2005 compared to the prior year period.

Depreciation for the nine months ended March 31, 2005 decreased to $426,404 from $456,773 in the nine months ended March 31, 2004. Amortization expense increased significantly to $3,232,883 from $1,890,521 in the nine months ended March 31, 2004 due to the amortization of 220 MHz SMR FCC licenses and other intangible assets that were acquired during the previous fiscal year.

Administration expense decreased $721,175, or 20%, to $2,816,673 in the nine months ended March 31, 2005 compared to $3,537,848 in the nine months ended March 31, 2004 due to lower salaries and benefits, travel expense, bad debt expense, and rent expense. Salaries and benefits decreased $504,599 to $1,431,624 for the nine months ended March 31, 2005 compared to $1,936,223 for the same period last year due to pay reductions implemented during the fiscal year and employee attrition. Bad debt expense was $34,125 in the nine months ended March 31, 2005 as compared to $76,900 for the same nine-month period in 2004. Rent expense was $141,174 for the nine months ended March 31, 2005, a decrease of $79,624 as compared to the $220,798 for the nine months ended the previous year. Corresponding to aforementioned headcount reductions travel expense for the nine-month period ended March 31, 2004 was $77,902 as compared to $155,541 for the same previous year period. Professional fees increased $124,393, to $661,986 for the nine month period ended March 31, 2005 in, as compared to $537,593 spent in the previous year.

The Company's reportable business segments are strategic business units that offer distinctive products that are marketed through different channels. The two reportable segments of the Company for the three and nine months ended March 31, 2005 and 2004 are Voice and Data Radio sales (including airtime sales) and Homeland Security/Public Safety software and consulting. The Company's accounting policies for segments are the same as those described in the summary of significant policies. Management evaluates segment performance based on segment profit and loss. Information for reportable segments is as follows:

                                                         THREE MONTHS ENDED            NINE MONTHS ENDED
                                                            MARCH 31,                     MARCH 31,
                                                   --------------------------    --------------------------
                                                       2005           2004           2005          2004
                                                   -----------    -----------    -----------    -----------
Sales - Voice and Data                             $   173,782    $   435,663    $   516,983    $   797,345
Sales - Homeland Security/Public Safety                 (4,300)        80,725        175,284        221,549

Cost of Sales - Voice and Data                          99,808        276,267        610,514        598,293
Cost of Sales - Homeland Security/Public Safety             --          2,009          6,807         16,806

Depreciation and amortization - Voice and Data       1,152,602      1,049,604      3,460,577      2,296,288
Amortization - Homeland Security/Public Safety          21,951         10,975         65,853         21,950

Segment income (loss) - Voice and Data              (1,078,628)      (890,208)    (3,554,108)    (2,097,236)
Segment income - Homeland Security/Public Safety       (26,251)        67,741        102,624        182,793

Depreciation - administrative                           44,286         10,285        132,857         29,056

Unallocated general and
 administrative expenses                               967,605      1,394,281      2,816,673      3,537,848
                                                   -----------    -----------    -----------    -----------

Operating loss                                     $(2,116,770)   $(2,227,033)   $(6,401,014)   $(5,481,347)
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

At March 31, 2005, we had stockholders' equity of $34,892,218, tangible net worth of $(1,633,559) and negative working capital of $(4,289,985). Since our inception, we have incurred losses of $(22,716,284) and during the last nine months, we used cash in operations of $(2,889,472). Our operations and acquisitions have been funded primarily by the sale of equity in private equity financing from certain accredited investors. These funds have been used for working capital and general corporate purposes and acquisition and licensing costs in furtherance of our business plan. There are no current arrangements with purchasers for any of our securities.

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

We entered into an informal agreement with Sophia to extend the payment to Sophia of interest payments that total approximately $120,000 which had been due to be paid on June 30, 2004 and December 31, 2004 pursuant to the terms of a promissory note in the amount of $2,900,000 issued by the Company to Sophia in November, 2003, in connection with an acquisition of certain material assets discussed below. To date, the Company has made payments of $95,000 against the outstanding interest amount. Sophia has agreed in writing to waive its rights under the note until August 31, 2005. The Company has reclassified the note payable from long term to short term at March 31, 2005 as a result of the above.

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

SEGMENT REPORTING DISCLOSURES

The Company's reportable business segments are strategic business units that offer distinctive products that are marketed through different channels. The two reportable segments of the Company for the three and nine months ended March 31, 2005 and 2004 are Voice and Data radio sales (including airtime sales) and public safety software and consulting. The Company's accounting policies for segments are the same as those described in the summary of significant accounting policies below. Management evaluates segment performance based on segment profit and loss.

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

Accounts Receivable
-------------------

We provide an allowance for doubtful accounts equal to the estimated uncollectible amounts. Our estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that our estimate of the allowance for doubtful accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts of $37,000 and $120,000 at March 31, 2005 and June 30, 2004,
respectively.

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

Revenue Recognition
-------------------

Revenue generated from radio sales is generally recognized at the time the goods are shipped. Revenue from software sales and related consulting services is generally recognized at the time the product and/or service has been delivered and/or accepted by the customer. In April 2003, the Company adopted a new licensing agreement that requires customers to renew the license annually to continue using the license. Sales and customer support revenues generated under the revised license agreement will be amortized ratably over the term of the license. At March 31, 2005 the Company had deferred revenue of $37,880 compared to $246,006 as of June 30, 2004.

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


ITEM 3.  CONTROLS AND PROCEDURES

   The Company's principal executive and financial officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this Report. Based on the evaluation, such person concluded that the Company's disclosure controls and procedures as of the end of the period covered by this Report, have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Due to our serious working capital shortage, we did not have funds or the resources available until recently to file this report on a timely basis. There have been no changes in our internal controls or in other factors that could significantly affect internal controls that occurred during the quarter ending March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

   For the period July 1, 2005 through March 31, 2005, we sold securities pursuant to Section 4(2) under the Securities Act of 1933, as amended (the "Securities Act"), based upon the limited number of offerees, their relationship to the Company, the number of shares offered, the size of the offering, and the manner of such offering: During the fiscal quarter ending March 31, 2005, we issued units for an aggregate of $1,250,000 to accredited investors pursuant to Rule 506 under the Securities Act. The Company issued units at a price of $7,500 per unit for an aggregate of $917,500 pursuant to a unit offering, as amended; each unit is comprised of 3,000 shares of restricted common stock and a warrant to purchase 1,500 shares of restricted common stock at an exercise price of $3.00 per share for a period of 3 years from the date of issuance, subject to customary adjustments. Additional warrants are issued to investors in the offering when their cumulative investment in the offering exceeds certain breakpoints. The Company issued units at a price of $25,000 per unit for an aggregate of $332,500 pursuant to a private placement offering to accredited investors; each unit is comprised of 10,000 shares of restricted common stock, $0.0001 par value per share, and 40,000 warrants to purchase additional shares of the Company's restricted common stock at an exercise price of $3.00 per share for a period of 3 years from date of issuance, subject to customary adjustments. A subscriber must purchase a minimum of four units. Each of the certificates representing shares of common stock and warrants bear a restrictive legend restricting transferability under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit No.       Description
----------        -------------------------------------------------------------
 10.16            Employment Agreement between Bizcom and Hanan "Hank" Klein -
                  filed herein

 31.0             Certification - filed herewith

 32.0             Section 1350 Certification - filed herewith

Reports on Form 8-K:  None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 30, 2005                Bizcom U.S.A., Inc.
                                   (Registrant)

                                   By: /s/ Hanan Klein
                                       -----------------------------------------
                                       Hanan Klein, Chief Executive Officer,
                                       Principal Executive and Financial Officer